Form 10QSB
period 1996-03-31
THOMASVILLE BANCSHARES INC
filed 1996-05-15
CIK 944468

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                            Commission File Number
      MARCH 31, 1996                                       33-36512



                         THOMASVILLE BANCSHARES, INC.
- - --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          GEORGIA                                       58-2175800
- - --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


              301 NORTH BROAD STREET, THOMASVILLE, GEORGIA 31792
- - --------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (912) 226-3300
- - --------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
- - --------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                   Report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes      X                    No
                     -----------                  -------------

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common Stock, $1.00 Par Value                               600,000
- - -----------------------------                    -------------------------------
           Class                                 Outstanding as of May 10, 1996

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         THOMASVILLE BANCSHARES, INC.
                             THOMASVILLE, GEORGIA
                         CONSOLIDATED BALANCE SHEETS

                                           March 31,       December 31,
                                             1996             1995
ASSETS                                    (Unaudited)       (Audited)
- - ------                                    -----------      -----------
Cash and due from banks                   $ 2,355,489      $ 1,243,244
Federal funds sold                          3,645,000        5,525,000
                                          -----------      -----------
  Total cash and cash equivalents         $ 6,000,489      $ 6,768,244
Investment securities:
 Securities available-for-sale,
 at market value                            2,629,875        2,654,406
Loans, net                                 18,440,607       10,832,537
Property & equipment, net                     914,001          643,727
Other assets                                  305,451          189,914
                                          -----------      -----------
  Total Assets                            $28,290,423      $21,088,828
                                          ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Liabilities:
Deposits
 Non-interest bearing deposits            $ 4,960,964      $ 4,379,633
 Interest bearing deposits                 17,591,758       11,028,833
                                          -----------      -----------
  Total deposits                          $22,552,722      $15,408,466
Other liabilities                             101,394           58,522
                                          -----------      -----------
 Total Liabilities                        $22,654,116      $15,466,988
                                          -----------      -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value,
 10,000,000 shares authorized,
 600,000 shares issued & outstanding      $   600,000      $   600,000
Paid-in capital                             5,372,407        5,372,407
Retained deficit                             (324,065)        (361,193)
Unrealized gain/(loss) on
 securities available-for-sale                (12,035)          10,626
                                          -----------      -----------
 Total Shareholders' Equity               $ 5,636,307      $ 5,621,840
                                          -----------      -----------
 Total Liabilities and
  Shareholders' Equity                    $28,290,423      $21,088,828
                                          ===========      ===========


                  Refer to notes to the financial statements.

                         THOMASVILLE BANCSHARES, INC.
                             THOMASVILLE, GEORGIA
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                          For the three months
                                            ended March 31,
                                        -----------------------
                                          1996           1995
                                        --------       --------
Interest income                         $444,668       $    29
Interest expense                         146,156           473
                                        --------       -------

Net interest income                     $298,512       $  (444)

Provision for possible loan losses        30,000            --
                                        --------       -------

Net interest income after provision
 for possible loan losses               $268,512       $  (444)
                                        --------       -------

Other income
 Gain on sale of mortgage loans         $  1,758            --
 Service charges                           5,072            --
 Other fees                               18,494            --
 Rental income                             2,048            --
                                        --------       -------
  Total other income                    $ 27,372       $    --
                                        --------       -------

Salaries and benefits                   $123,183       $    --
Rent                                       8,489           900
Depreciation                              20,520            --
Amortization                               2,806            --
Data processing                            5,718            --
Regulatory fees and assessments            3,940            --
Other operating expenses                  94,100            38
                                        --------       -------
  Total operating expenses              $258,756       $   938
                                        --------       -------

Net income (loss) before taxes          $ 37,128       $(1,382)

Income taxes                                  --            --
                                        --------       -------

Net income (loss)                       $ 37,128       $(1,382)
                                        ========       =======


Income per share                        $    .06           N/A
                                        ========       =======

                  Refer to notes to the financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                            Three Months Ended
                                                 March 31,
                                         ------------------------
                                             1996          1995
                                         -----------    --------
Cash flows from operating activities:    $   126,853    $(55,706)
                                         -----------    --------

Cash flows from Investing Activities:
  Purchase of fixed assets               $  (290,794)   $(10,000)
  (Increase) in loans                     (7,748,070)         --
                                         -----------    --------
Net cash used in investing activities    $(8,038,864)   $(10,000)
                                         -----------    --------

Cash flows from Financing Activities:
  Proceeds from borrowings               $        --    $ 70,000
  Increase in deposits                     7,144,256          --
                                         -----------    --------
Cash (used by) financing activities      $ 7,144,256    $ 70,000
                                         -----------    --------

Net increase in cash
 and cash equivalents                    $  (767,755)   $  4,294
Cash and cash equivalents,
 beginning of period                       6,768,244          --
                                         -----------    --------
Cash and cash equivalents,
 end of period                           $ 6,000,489    $  4,294
                                         ===========    ========

                  Refer to notes to the financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996



NOTE 1 - SUMMARY OF ORGANIZATION

         Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was organized in January 1995 to serve as a bank holding company for a proposed de novo bank, Thomasville National Bank (the "Bank"). In a public offering conducted during 1995, the Company sold and issued 600,000 shares of its $1.00 par value common stock. Proceeds from the above stock sale amounted to $5,972,407, net of selling expenses. The Company obtained a national bank charter from the Office of the Comptroller of the Currency (the "OCC"), the Bank's primary regulator. The Company purchased 100% of the Bank's shares by injecting $4.8 million into the Bank's capital accounts immediately prior to commencement of banking operations on October 2, 1995. The Bank's deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Reclassification.    The consolidated
statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

         Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses when incurred, without regarding the time of receipt or payment of cash.

         Organizational Costs. In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank opened for business. These capitalized costs are amortized over a sixty-month period using the straight line method. As of March 31, 1996, total organizational costs, net of accumulated amortization, were $50,509.

         Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115") on January 15, 1995. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

         1. Held-to-maturity securities: These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996




         2. Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement.

         3. Available-for-sale securities: These are securities which are not classified as either held- to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

         Loans, Interest and Fee Income on Loans. Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees and the allowance for possible loan losses are deducted from total loans in the statement of condition. Interest income is recognized over the term of the loan based on the principal amount outstanding. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

         Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

         Allowance for Possible Loan Losses.    The provisions for loan losses
charged to operating expense reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

         The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), on January 15, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996




         In October 1994, FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure" ("SFAS 118"). SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan, rather than the methods prescribed in SFAS 114.

         Property and Equipment.    Furniture and equipment are stated at cost,
net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

         Income Taxes. The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.

         Effective January 15, 1995, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").
Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

         Statement of Cash Flows.    For purposes of reporting cash flows, cash
and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

         Net Income Per Share. Net income per share was calculated using 600,000 as the average number of shares outstanding for the period ended March 31, 1996. For the three-month period ended March 31, 1996, net income per share was $.06.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The Company was incorporated in Georgia on March 30, 1995 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Thomasville National Bank, Thomasville, Georgia ("Bank"). In a public offering conducted during 1995, the Company sold and issued 600,000 shares of its own $1.00 par value common stock. Proceeds from the above stock offering amounted to $5,972,407, net of selling expenses. The Company purchased 100% of the Bank's common stock by injecting $4.8 million into the Bank's capital accounts immediately prior to commencement of banking operations on October 2, 1995.

           Total consolidated assets increased by $7.2 million to $28.3 million during the three-month period ended March 31, 1996. The increase was generated primarily through a $7.1 million increase in deposits. The new funds, in their entirety were used to increase the loan portfolio.

Liquidity and Sources of Capital

           Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1996 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $6.0 million, representing 21.2% of total assets. Investment securities amounted to $2.6 million, representing 9.3% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended March 31, 1996, total deposits increased from $15.4 million to $22.5 million, representing an annualized increase of 185.5%. Note, however, that the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

           The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                                                              Minimum
                                            Bank's            required
                                       March 31, 1996        by regulator
                                       --------------        ------------

           Leverage ratio                    16.0%               4.0%
           Risk weighted ratio               24.3%               8.0%

      Note that with respect to the leverage ratio, the OCC expects a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 24.3% is well above the required minimum.


Results of Operations

           Since principal banking operations only commenced on October 2, 1995, a comparison of the March 31, 1996 results (when banking operations were in progress) to those of March 31, 1995 are not meaningful. This discussion will therefore concentrate on the March 31, 1996 results.

           Net income for the three-month period ended March 31, 1996 amounted to $37,128, or $.06 per share. This compares favorably with the loss of $1,382 for the period ended March 31, 1995. The following is a brief discussion of the more significant components of net income:

           a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

                            Interest                                          Interest
                        Earning Assets/                 Average                Income/             Yield/
                      Bearing Liabilities               Balance                 Cost                Cost
                      -------------------            -------------          ------------          --------
                     Federal funds sold                $ 4,462,143          $    60,758            5.45%
                     Securities                          2,663,431               39,841            5.98%
                     Loans                              14,089,740              344,069            9.77%
                                                        ----------              -------            ----
                     Total                             $21,215,314          $   444,668            8.38%
                                                        ----------              -------            ----

                     Deposits                          $18,908,896          $   146,156            3.09%
                                                        ----------              -------            ----

                     Net interest income                                    $   298,512
                                                                                =======
                     Net yield on earning assets                                                   5.63%
                                                                                                   ====

           b. Other income for the three-month period ended March 31, 1996 amounted to $27,372. On an annualized basis, this represents .39% of total assets. This figure is relatively low because in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

           c. Operating expenses for the three-month period ended March 31, 1996 amounted to $258,756. On an annualized basis, this represents 3.66% of total assets. In the future this percentage may increase due to costs and expenses associated with the new facility.

           At December 31, 1995, the allowance for loan losses amounted to $110,000. By March 31, 1996, the allowance had grown to $140,000. Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, declined from 1.00% to .75% during the three-month period ended March 31, 1996. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

           The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.



                          PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits.  The following exhibit is filed with this report.

                    27 - Financial Data Schedule (for SEC use only)

           (b) Reports on Form 8-K. The following report on Form 8-K was filed during the quarter ended March 31, 1996: Current Report on Form 8-K dated August 25, 1995 (reporting change in accountants).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   THOMASVILLE BANCSHARES, INC.



Dated: May 13, 1996                            By:  /s/ Stephen H. Cheney
                                                   -------------------------------------------------------
                                                   Stephen H. Cheney
                                                   President and Chief Executive Officer
                                                   (Principal Executive, Financial and Accounting Officer)
