Form 10QSB
period 1996-06-30
THOMASVILLE BANCSHARES INC
filed 1996-08-14
CIK 944468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                     Commission File Number
      JUNE 30, 1996                                   33-36512


                          THOMASVILLE BANCSHARES, INC.
       (Exact name of small business issuer as specified in its charter)


          GEORGIA                                     58-2175800
(State or other jurisdiction of          I.R.S. Employer Identification No.)
 incorporation or organization)


              301 NORTH BROAD STREET, THOMASVILLE, GEORGIA  31792
                    (Address of Principal Executive Offices)

                                 (912) 226-3300
                (Issuer's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes    X                      No
                     -------                      -------

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


COMMON STOCK, $1.00 PAR VALUE                           600,000
- -----------------------------               ----------------------------------
           Class                            Outstanding as of August 10, 1996

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                          CONSOLIDATED BALANCE SHEETS

                                        June 30,    December 31,
                                         1996          1995
ASSETS                                (Unaudited)    (Audited)
- ------                                -----------   -----------
Cash and due from banks               $ 1,597,541   $ 1,243,244
Federal funds sold                      2,090,000     5,525,000
                                       ----------    ----------
  Total cash and cash equivalents     $ 3,687,541   $ 6,768,244
Investment securities:
 Securities available-for-sale,
 at market value                        2,601,063     2,654,406
Loans, net                             24,747,311    10,832,537
Property & equipment, net                 857,451       643,727
Other assets                              523,995       189,914
                                       ----------    ----------
  Total Assets                        $32,417,361   $21,088,828
                                       ==========    ==========



LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Liabilities:
Deposits
 Non-interest bearing deposits        $ 5,910,905   $ 4,379,633
 Interest bearing deposits             20,700,968    11,028,833
                                       ----------    ----------
  Total deposits                      $26,611,873   $15,408,466
Other liabilities                         159,341        58,522
                                       ----------    ----------
 Total Liabilities                    $26,771,214   $15,466,988
                                       ----------    ----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value,
 10,000,000 shares authorized,
 600,000 shares issued & outstanding  $   600,000   $   600,000
Paid-in capital                         5,372,407     5,372,407
Retained deficit                         (287,283)     (361,193)
Unrealized gain (loss) on
 securities available-for-sale            (38,977)       10,626
                                       ----------    ----------
 Total Shareholders' Equity            $ 5,646,147   $ 5,621,840
                                        ----------    ----------
 Total Liabilities and
  Shareholders' Equity                 $32,417,361   $21,088,828
                                        ==========    ==========



                  Refer to notes to the financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                         For the Three Months
                                            Ended June 30,
                                        -----------------------
                                          1996           1995
                                        --------       --------
Interest income                         $590,443       $     47
Interest expense                         229,146          2,493
                                         -------        -------

Net interest income (expense)           $361,297       $ (2,446)

Provision for possible loan losses        81,000             --
                                         -------        -------

Net interest income (expense) after
 provision for possible loan losses     $280,297       $ (2,446)
                                         -------        -------

Other income
 Gain on sale of mortgage loans         $    725             --
 Service charges                           7,528             --
 Other fees                               38,396             --
 Rental income                             5,400             --
                                         -------        -------
  Total other income                    $ 52,049       $     --
                                         -------        -------

Salaries and benefits                   $137,563       $ 58,230
Rent                                       6,400          1,600
Depreciation                              21,945            159
Amortization                               2,806             --
Data processing                            5,444             --
Regulatory fees and assessments            4,439             --
Other operating expenses                 116,967          9,707
                                         -------        -------
  Total operating expenses              $295,564       $ 69,696
                                         -------        -------

Net income (loss) before taxes          $ 36,782       $(72,142)

Income taxes                                  --             --
                                         -------        -------

Net income (loss)                       $ 36,782       $(72,142)
                                         =======        =======


Income per share                        $    .06           N/A
                                         =======        ======





                  Refer to notes to the financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                          For the Six Months
                                            Ended June 30,
                                        -----------------------
                                           1996          1995
                                        ----------     --------
Interest income                         $1,035,111     $     76
Interest expense                           375,302        2,966
                                         ---------      -------

Net interest income (expense)           $  659,809     $ (2,890)

Provision for possible loan losses         111,000           --
                                         ---------      -------

Net interest income (expense) after
 provision for possible loan losses     $  548,809     $ (2,890)
                                         ---------      -------

Other income
 Gain on sale of mortgage loans         $    2,483           --
 Service charges                            12,600           --
 Other fees                                 56,890           --
 Rental income                               7,448           --
                                         ---------      -------
  Total other income                    $   79,421     $     --
                                         ---------      -------

Salaries and benefits                   $  260,746     $ 58,230
Rent                                        14,889        2,500
Depreciation                                42,465          159
Amortization                                 5,612           --
Data processing                             11,162           --
Regulatory fees and assessments              8,379           --
Other operating expenses                   211,067        9,745
                                         ---------      -------
  Total operating expenses              $  554,320     $ 70,634
                                         ---------      -------

Net income (loss) before taxes          $   73,910     $(73,524)

Income taxes                                    --           --
                                         ---------      -------

Net income (loss)                       $   73,910     $(73,524)
                                         =========      =======


Income per share                        $      .12          N/A
                                         =========      =======





                  Refer to notes to the financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND FOR THE
         PERIOD FROM INCEPTION (JANUARY 15, 1995) THROUGH JUNE 30, 1995



                                           For the Period Ended
                                                 June 30,
                                         ------------------------
                                             1996         1995
                                         ------------  ----------
Cash flows from operating activities:    $    (22,667) $(133,868)
                                          -----------   --------

Cash flows from Investing Activities:
  Purchase of fixed assets               $   (235,669) $ (10,607)
  Deposit on real estate                           --    (10,000)
  Increase in loans                       (14,025,774)        --
                                          -----------   --------
Net cash used in investing activities    $(14,261,443) $ (20,607)
                                          -----------   --------

Cash flows from Financing Activities:
  Proceeds from borrowings               $         --  $ 160,000
  Sale of common stock                             --        500
  Increase in deposits                     11,203,407         --
                                          -----------   --------
Cash provided by financing activities    $ 11,203,407  $ 160,500
                                          -----------   --------

Net increase (decrease) in cash
  and cash equivalents                   $ (3,080,703) $   6,025
Cash and cash equivalents,
  beginning of period                       6,768,244         --
                                          -----------   --------
Cash and cash equivalents,
  end of period                          $  3,687,541  $   6,025
                                          ===========   ========





                  Refer to notes to the financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996



NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE 2 - ORGANIZATION OF THE BUSINESS

         Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on March 30, 1995, for the purpose of becoming a bank holding company for a proposed national bank, Thomasville National Bank (the "Bank"). The Company sold 600,000 shares of its common stock, $1.00 par value per share, for $5,972,407. The Company acquired 480,000 shares of the Bank's common stock (100% of the issued and outstanding shares) for $4.8 millon upon the Bank's opening on October 2, 1995. In June 1996, the Company acquired an additional 70,000 shares of the Bank's common stock for $700,000.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

         Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses when incurred, without regarding the time of receipt or payment of cash.

         Organizational Costs. In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank opened for business. These capitalized costs are amortized over a sixty-month period using the straight line method. As of June 30, 1996, total organizational costs, net of accumulated amortization, were $47,703.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996



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

         3. Available-for-sale securities: These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

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

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996



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

         In October 1994, FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118"). SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan, rather than the methods prescribed in SFAS 114.

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

         Net Income Per Share. Net income per share was calculated using 600,000 as the average number of shares outstanding for the period ended June 30, 1996. For the six-month period ended June 30, 1996, net income per share was $.12.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         The Company was incorporated in Georgia on March 30, 1995 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Thomasville National Bank, Thomasville, Georgia ("Bank"). In a public offering conducted during 1995, the Company sold and issued 600,000 shares of its own $1.00 par value common stock. Proceeds from the above stock offering amounted to $5,972,407, net of selling expenses. The Company purchased 100% of the Bank's common stock (480,000 shares) for $4.8 million immediately prior to commencement of banking operations on October 2, 1995. In June 1996, the Company purchased an additional 70,000 shares of common stock of the Bank for $700,000.

         Total consolidated assets increased by $11.3 million to $32.4 million during the six-month period ended June 30, 1996. The increase was generated primarily through an $11.2 million increase in deposits. The new funds, in their entirety were used to expand the loan portfolio.

Liquidity and Sources of Capital

         Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1996 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.7 million, representing 11.4% of total assets. Investment securities amounted to $2.6 million, representing 8.0% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the six-month period ended June 30, 1996, total deposits increased from $15.4 million to $26.6 million, representing an annualized increase of 145.4%. Note, however, that the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

         The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                                                                        Minimum
                                                     Bank's             required
                                                 June 30, 1996         by regulator
                                                 -------------         ------------
                     Leverage ratio                   16.1%                4.0%
                     Risk weighted ratio              20.2%                8.0%

           Note that with respect to the leverage ratio, the OCC expects a minimum of 5.0% to 6.0% ratio for banks that are not rated a composite 1. The Bank's leverage ratio of 16.1% is well above the required minimum.

Results of Operations

           Since principal banking operations only commenced on October 2, 1995, a comparison of the June 30, 1996 results (when banking operations were in progress) to those of June 30, 1995 are not meaningful. This discussion will therefore concentrate on the June 30, 1996 results.

           Net income for the six-month period ended June 30, 1996 amounted to $73,910, or $.12 per share. This compares favorably with the loss of $73,524 for the period ended June 30, 1995. The following is a brief discussion of the more significant components of net income:

           a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

                            Interest                                           Interest
                        Earning Assets/                 Average                 Income/            Yield/
                      Bearing Liabilities               Balance                 Cost                Cost
                      -------------------            -------------         --------------         --------
                     Federal funds sold               $  3,815,604            $   101,807          5.34%
                     Securities                          2,641,333                 77,920          5.90%
                     Loans                              18,012,924                855,384          9.50%
                                                        ----------             ----------          ----
                     Total                             $24,469,861             $1,035,111          8.46%
                                                        ----------              ---------          ----

                     Deposits                          $22,127,067            $   375,302          3.39%
                                                        ----------             ----------          ----

                     Net interest income                                      $   659,809
                                                                               ==========
                     Net yield on earning assets                                                   5.39%
                                                                                                   ====

           b. Other income for the six-month period ended June 30, 1996 amounted to $79,421. On an annualized basis, this represents .49% of total assets. This figure is relatively low because in order to attract new bankingrelationships, the Banks's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

           c. Operating expenses, for the six-month period ended June 30, 1996 amounted to $554,320. On an annualized basis, this represents 3.42% of total assets. In the future this percentage may increase due to costs and expenses associated with the new facility.

           At December 31, 1995, the allowance for loan losses amounted to $110,000. By June 30, 1996, the allowance had grown to $218,385. Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, declined from 1.00% to .87% during the six-month period ended June 30, 1996. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

           (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THOMASVILLE BANCSHARES, INC.



Dated: August 13, 1996              By:  /s/ Stephen H. Cheney
                                       ---------------------------------------
                                         Stephen H. Cheney
                                         President and Chief Executive Officer
                                         (Principal Executive, Financial and
                                         Accounting Officer)