Form 10QSB
period 1996-09-30
THOMASVILLE BANCSHARES INC
filed 1996-11-14
CIK 944468

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ----------------------------
                                  FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996.

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                         -------------    ------------

                         Commission File No. 33-36512-A

                        THOMASVILLE BANCSHARES, INC.
--------------------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)


        Georgia                                          58 2175800
-------------------------                   ----------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

301 North Broad Street Thomasville, Georgia  31792
------------------------------------------------------------------------------

     (Address of Principal Executive Offices)

                                 (912) 226-3300
------------------------------------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

                                Not Applicable
------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  X            No
                              ---              ---

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Common stock, $1.00 par value per share 600,000 shares issued and outstanding as of November 10, 1996.

                                 (Page 1 of   )

PART I - FINANCIAL INFORMATION


    Item 1.  Financial Statements

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                          CONSOLIDATED BALANCE SHEETS

                                     September 30,   December 31,
                                         1996           1995
ASSETS                                (Unaudited)    (Unaudited)
------                                -----------    -----------
Cash and due from banks              $ 2,562,356     $ 1,243,244
Federal funds sold                     3,300,224       5,525,000
                                     -----------     -----------
  Total cash and cash equivalents    $ 5,862,580     $ 6,768,244
Investment securities:
 Securities available-for-sale,
 at market value                       2,632,969       2,654,406
Loans, net                            29,018,776      10,832,537
Property & equipment, net              1,325,281         643,727
Other assets                             474,610         189,914
                                     -----------     -----------
  Total Assets                       $39,314,216     $21,088,828
                                     ===========     ===========



LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
 Non-interest bearing deposits       $ 7,511,993     $ 4,379,633
 Interest bearing deposits            25,840,789      11,028,833
                                     -----------     -----------
  Total deposits                     $33,352,782     $15,408,466
Other liabilities                        221,760          58,522
                                     -----------     -----------
 Total Liabilities                   $33,574,542     $15,466,988
                                     -----------     -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value,
 10,000,000 shares authorized,
 600,000 shares issued & outstanding $   600,000     $   600,000
Paid-in-capital                        5,372,407       5,372,407
Retained deficit                        (206,554)       (361,193)
Unrealized gain/(loss)
 securities available-for-sale           (26,179)         10,626
                                     -----------     -----------
 Total Shareholders' Equity          $ 5,739,674     $ 5,621,840
                                     -----------     -----------
 Total Liabilities and
  Shareholders' Equity               $39,314,216     $21,088,828
                                     ===========     ===========


            Refer to notes to the consolidated financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                       CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                                 (UNAUDITED)

                                            September 30,
                                         --------------------
                                         1996            1995
                                         ----            ----
Interest income                       $  723,411      $ 58,609
Interest expense                         284,919         2,333
                                      ----------      --------

Net interest income                   $  438,492      $ 56,276

Provision for possible loan losses       100,000          - -
                                      ----------      --------

Net interest income after provision
 for possible loan losses             $  338,492      $ 56,276
                                      ----------      --------

Other income
 Gain on sale of mortgage loans       $       69
 Service charges                          10,384          - -
 Other fees                               30,159          - -
 Rental income                             5,400          - -
                                      ----------      --------
  Total other income                  $   46,012      $   - -
                                      ----------      --------

Salaries and benefits                 $  149,040      $ 65,400
Rent                                       6,401         1,500
Depreciation                              22,045          - -
Amortization                               2,806          - -
Data processing                            6,244          - -
Regulatory fees and assessments            5,727          - -
Other operating expenses                 101,512        35,052
                                      ----------      --------
  Total operating expenses            $  293,775      $101,952
                                      ----------      --------

Net income/(loss) before taxes        $   90,729      $(45,676)

Income taxes                              10,000          - -
                                      ----------      --------

Net income/(loss)                     $   80,729      $(45,676)
                                      ==========      ========


Income/per share                      $      .13          N.A.
                                      ==========      ========





            Refer to notes to the consolidated financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                       CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE QUARTERS ENDED
                                 (UNAUDITED)

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND FOR THE PERIOD FROM
            INCEPTION, JANUARY 15, 1995 THROUGH SEPTEMBER 30, 1995

                                            September 30,
                                         --------------------
                                         1996            1995
                                         ----            ----
Interest income                       $1,758,522      $  58,685
Interest expense                         660,221          5,299
                                      ----------      ---------

Net interest income                   $1,098,301      $  53,386

Provision for possible loan losses       211,000           - -
                                      ----------      ---------

Net interest income after provision
 for possible loan losses             $  887,301      $  53,386
                                      ----------      ---------

Other income
 Gain on sale of mortgage loans       $    2,552           - -
 Service charges                          22,984           - -
 Other fees                               87,049           - -
 Rental income                            12,848           - -
                                      ----------      ---------
  Total other income                  $  125,433      $    - -
                                      ----------      ---------

Salaries and benefits                 $  409,786      $ 123,630
Rent                                      21,290          4,000
Depreciation                              64,510           - -
Amortization                               8,418           - -
Data processing                           17,406           - -
Regulatory fees and assessments           14,106           - -
Other operating expenses                 312,579         44,956
                                      ----------      ---------
  Total operating expenses            $  848,095      $ 172,586
                                      ----------      ---------

Net income/(loss) before taxes        $  164,639      $(119,200)

Income taxes                              10,000           - -
                                      ----------      ---------

Net income/(loss)                     $  154,639      $(119,200)
                                      ==========      =========




Income/per share                      $      .26          N.A.
                                      ==========      ========





            Refer to notes to the consolidated financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND FOR THE PERIOD FROM
             INCEPTION, JANUARY 15, 1995 THROUGH SEPTEMBER 30, 1995



                                                 For the period
                                                 Ended Sept. 30,
                                               ------------------
                                               1996          1995
                                               ----          ----
Cash flows from operating activities:       $    288,040   $ (203,946)
                                            ------------   ----------

Cash flows from Investing Activities:
  Purchase of fixed assets                  $   (746,064)  $ (197,538)
  Deposit on real estate                            - -       (10,000)
  (Increase) in loans                        (18,391,956)        - -
                                             -----------   ----------
Net cash used by investing activities       $(19,138,020)  $ (207,538)
                                            ------------   ----------

Cash flows from Financing Activities:
  Sale of common stock                      $       - -    $6,000,000
  Increase in deposits                        17,944,316         - -
                                            ------------   ----------
Net cash provided from financing activities $ 17,944,316   $6,000,000
                                            ------------   ----------

Net increase in cash and cash equivalents   $   (905,664)  $5,588,516
Cash and cash equivalents,
 beginning of period                           6,768,244         - -
                                            ------------   ----------
Cash and cash equivalents, end of period    $  5,862,580   $5,588,516
                                            ============   ==========





                  Refer to notes to the financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


NOTE 2 - ORGANIZATION OF THE BUSINESS

         Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on March 30, 1995, for the purpose of becoming a bank holding company for a proposed national bank, Thomasville National Bank (the "Bank"). The Company sold 600,000 shares of its common stock, $1.0 par value per share, for $5,972,407. The Company injected $4.8 million into the Bank's capital accounts upon opening on October 2, 1995. During 1996, an additional $700,000 was injected into the Bank's capital accounts.


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

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


         Organizational Costs. In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank opened for business. These capitalized costs are amortized over a sixty-month period using the straight line method. As of September 30, 1996, total organizational costs, net of accumulated amortization, were $34,096.

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

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


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

         Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expense reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

         The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") on January 15, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

         In October, 1994, FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118"). SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan, rather than the methods prescribed in SFAS 114.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


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

         Net Income Per Share. Net income per share was calculated using 600,000 as the average number of shares outstanding for the period ended September 30, 1996. For the nine-month period ended September 30, 1996 net income per share was $.26 and for the three-month period ended September 30, 1996 net income per share was $.13.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The Company was incorporated in Georgia on March 30, 1995 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Thomasville National Bank, Thomasville, Georgia ("Bank"). In a public offering conducted during 1995, the Company sold and issued 600,000 shares of its own $1.00 par value common stock. Proceeds from the above stock offering amounted to $5,972,407, net of selling expenses. The Company purchased 100% of the Bank's common stock by injecting $4.8 million into the Bank's capital accounts immediately prior to commencement of banking operations on October 2, 1995. During 1996, an additional $.7 million was injected into the Bank's capital accounts.

Total consolidated assets increased by $18.2 million to $39.3 million during the nine-month period ended September 30, 1996. The increase was generated primarily through an $18.0 million increase in deposits. The new funds, in their entirety, were used to expand the loan portfolio.

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customer. The September 30, 1996 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.9 million, representing 14.9% of total assets. Investment securities amounted to $2.6 million, representing 6.7% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 1996, total deposits increased from $15.4 million to $33.4 million, representing an annualized increase of 160.0%. Note, however, that the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.
There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators, the OCC.

                            Bank's      Minimum required
                       Sept. 30, 1996     by regulator
                       --------------     ------------
Leverage ratio               13.6%             4.0%
Risk weighted ratio          20.6%             8.0%

Note that with respect to the leverage ratio, the OCC expects a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 20.6 percent is well above the required minimum.


Results of Operations

Since principal banking operations only commenced on October 2, 1995, a comparison of the September 30, 1996 results (when banking operations were in progress) to those of September 30, 1995 are not meaningful. This discussion will therefore concentrate on the September 30, 1996 results.

Net income for the nine-month period ended September 30, 1996 amounted to $154,639, or $.26 per share. This compares favorably with the loss of $119,200 for the period ended September 30, 1995. The following is a brief discussion of the more significant components of net income:

         a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

      Interest                          Interest
  Earning Assets/        Average         Income/       Yield/
Bearing Liabilities      Balance          Cost          Cost
-------------------      -------        --------       ------
Federal funds sold    $ 3,827,422      $  151,571       5.28%
Securities              2,636,114         115,926       5.86%
Loans                  21,074,757       1,482,926       9.38%
                      -----------      ----------       ----
  Total               $27,538,293      $1,750,423       8.48%
                      -----------      ----------       ----

Deposits              $19,511,062      $  670,797       4.58%
                      -----------      ----------       ----

Net interest income                    $1,079,626
                                       ==========
Net yield on earning assets                             5.23%
                                                        ====

         b. Other income for the nine-month period ended September 30, 1996 amounted to $125,433. On an annualized basis, this represents .43% of total assets. This figure is relatively low because in order to attract new banking relationships, the Banks's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

         c. Operating expenses, for the nine-month period ended September 30, 1996 amounted to $848,095. On an annualized basis, this represents 2.88% of total assets. In the future this percentage may increase due to costs and expenses associated with the new facility.

Net income for the three-month period ended September 30, 1996 amounted to $80,729, or $.13 per share. This compares favorably with the net loss of $(45,676) attained during the three-month period ended September 30, 1995. Recall, however, that planned principal operations commenced after September 30, 1995 (October 2, 1995). The following is a brief discussion of the more significant components of net income:

     a. Net interest income for the three-month period ended September 30, 1996 amounted to $438,492.

     b. Other income for the three-month period ended September 30, 1996 amounted to $46,012.

     c. Operating expenses for the three-month period ended September 30, 1996 amounted to $293,775.

At December 31, 1995, the allowance for loan losses amounted to $110,000. By September 30, 1996, the allowance had grown to $315,717. The allowance for loan losses, as a percentage of gross loans, increased from 1.00% to 1.08% during the nine-month period ended September 30, 1996. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          THOMASVILLE BANCSHARES, INC.
                          ----------------------------
                          (Registrant)


Date: November 12, 1996     BY:  /s/ Stephen H. Cheney
      -----------------         ------------------------
                              Stephen H. Cheney
                              President and Chief Executive Officer
                              (Chief Executive, Financial and
                              Accounting Officer)