Form 10KSB40
period 1996-12-31
THOMASVILLE BANCSHARES INC
filed 1997-03-31
CIK 944468

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                  FORM 10-KSB

                            -----------------------

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1996

             -----------------------------------------------------

                        Commission File Number 33-36512

                          THOMASVILLE BANCSHARES, INC.

                             A Georgia Corporation
                  (IRS Employer Identification No.58-2175800)
                             301 North Broad Street
                           Thomasville, Georgia 31792
                                 (912) 226-3300

             -----------------------------------------------------

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                     None
                -----------------------------------------------

                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                                     None
                -----------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                -----   -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the fiscal year ended December 31, 1996:   $2,793,373

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (474,521 shares) on March 15, 1997, was $4,621,835. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant as of December 31, 1996. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 15, 1997: 600,000 shares of $1.00 par value Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
                                     None.

Transitional Small Business Disclosure Format (check one)
Yes      No  X
   -----   -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Thomasville Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Georgia on March 30, 1995 and owns 100% of the outstanding capital stock of Thomasville National Bank (the "Bank"). The Company was incorporated as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

         The Bank commenced operations on October 2, 1995 in a temporary facility located at 108 Washington Street in Thomasville, Georgia. On January 6, 1997, the Bank moved into its permanent facility located at 301 North Broad Street. The permanent facility, the construction of which was recently completed, contains approximately 8,500 square feet of finished space and an additional 2,000 square feet of unfinished space which may be built out in the future should the Bank require additional space for expansion. The building contains a lobby, vault, eight offices, four teller stations, three drive-in windows, a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations.

         The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

MARKET AREA AND COMPETITION

         The market area of the Bank in Thomasville, Thomas County, Georgia has been experiencing steady growth in both jobs and banking deposits in recent years. Thomasville is the county seat of Thomas County, and contains one-half of the county's population. Thomasville is a regional and commercial medical center for Southwest Georgia. Thomas County maintains a steady industrial and agricultural base, which has been expanding in recent years. The largest employers in the county include the John D. Archbold Memorial Hospital, Sunnyland Food (a food processing company) and Warners (foundation garments). Agricultural activities in the county are supported by the second largest fresh vegetable market in Georgia and a daily cash market for hogs, cattle and poultry.

         The population of Thomasville is 18,765 and Thomas County has 40,199 residents. The city is growing at a rate of 1.5% while the county is growing at a rate of .8%. The median household income in Thomas County in 1992 was $22,405 and the unemployment rate was 4.4% as of November, 1994. Real estate values in the Bank's market area have appreciated over the last five years.

         Competition among financial institutions in the Bank's primary service area is intense. There are six commercial banks with a total of nine branches in Thomasville and five additional branches in smaller communities in Thomas County. In addition, there is one savings and loan association in Thomasville. The two largest banks are affiliated with major bank holding companies. There are also five credit unions headquartered in Thomas County.

         Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. The Bank is competing with financial institutions which have much greater financial resources than the Bank, and which may be able to offer more and unique services and possibly better terms to their customers. However, the management of the Bank believes that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions.

         The Bank competes with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been invading the traditional banking markets. Due to the growth of the Thomasville area, it is anticipated that additional competition will continue from new entrants to the market.

DEPOSITS

         The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1996 and 1995. This presentation includes all major categories of interest earning assets and interest bearing liabilities:

                          AVERAGE CONSOLIDATED ASSETS

                                                                         YEAR ENDED            YEAR ENDED
                                                                     DECEMBER 31, 1996     DECEMBER 31, 1995
                                                                     -----------------     -----------------
           Cash and due from banks  . . . . . . . . . . . . .        $       1,318,633     $       1,501,240
                                                                     -----------------     -----------------

           Funds with Escrow Agent  . . . . . . . . . . . . .                       --             2,560,000

           Taxable securities . . . . . . . . . . . . . . . .                2,627,339             2,048,652

           Federal funds sold . . . . . . . . . . . . . . . .                4,064,993             5,488,492

           Net loans  . . . . . . . . . . . . . . . . . . . .               23,506,716             7,299,544
                                                                     -----------------     -----------------

                 Total earning assets . . . . . . . . . . . .        $      30,199,048     $      17,396,688

           Other assets . . . . . . . . . . . . . . . . . . .                1,724,470               941,750
                                                                     -----------------     -----------------

                 Total assets . . . . . . . . . . . . . . . .        $      33,242,181     $      19,839,678
                                                                     =================     =================

           AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         YEAR ENDED            YEAR ENDED
                                                                     DECEMBER 31, 1996     DECEMBER 31, 1995
                                                                     -----------------     -----------------
           Non-interest bearing deposits  . . . . . . . . . .        $       5,569,694     $       3,063,680

           NOW and money market deposits  . . . . . . . . . .                9,387,399             5,890,740

           Savings deposits . . . . . . . . . . . . . . . . .                  524,144               216,272

           Time deposits  . . . . . . . . . . . . . . . . . .               11,873,927             2,016,832

           Other borrowings . . . . . . . . . . . . . . . . .                      --                229,144

           Other liabilities  . . . . . . . . . . . . . . . .                  152,969             2,596,890
                                                                     -----------------     -----------------

               Total liabilities  . . . . . . . . . . . . . .        $      27,508,133      $     14,013,558

           Stockholders' equity . . . . . . . . . . . . . . .                5,734,048             5,826,120
                                                                     -----------------     -----------------

               Total liabilities and
               stockholders' equity . . . . . . . . . . . . .        $      33,242,181      $     19,839,678
                                                                     =================      ================

         The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest earning asset and each major category of interest bearing liability:

                                                                  YEAR ENDED DECEMBER 31, 1996
                                                          --------------------------------------------
                                                             AVERAGE         INTEREST        AVERAGE
                           ASSETS                            AMOUNT          EARNED           YIELD
                           ------                         -------------    ----------      -----------
         Taxable securities . . . . . . . . . . . . .     $   2,627,339    $  153,611          5.85
                                                          -------------    ----------          ----
         Federal funds sold . . . . . . . . . . . . .         4,064,993       212,203          5.22
                                                          -------------    ----------          ----
         Net loans  . . . . . . . . . . . . . . . . .        23,506,716(1)  2,234,844(2)       9.51
                                                          -------------    ----------          ----

               Total earning assets   . . . . . . . .     $  30,199,048    $2,600,658          8.61%
                                                          =============    ==========          ====


                                                             AVERAGE        INTEREST         AVERAGE
                        LIABILITIES                          AMOUNT         EXPENSE           COST
                        -----------                       -------------   -----------      -----------
         NOW and money market deposits  . . . . . . .     $   9,387,399   $   316,501          3.37%

         Savings deposits . . . . . . . . . . . . . .           524,144        18,326          3.50

         Time deposits  . . . . . . . . . . . . . . .        11,873,927       682,218          5.75
                                                          -------------   -----------          ----

               Total interest bearing liabilities . .     $  21,785,470   $ 1,017,045          4.67
                                                          =============   ===========          ====

         Net yield on earning assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .    5.24%
                                                                                               ====

--------------------

(1)            During 1996, all loans were accruing interest.
(2) Interest earned on net loans includes $102,230 in loan fees and loan service fees.

                                                                   YEAR ENDED DECEMBER 31, 1995
                                                           ------------------------------------------
                                                             AVERAGE          INTEREST       AVERAGE
                           ASSETS                            AMOUNT           EARNED          YIELD
                           ------                          -----------      ----------      ---------
         Funds with escrow agent  . . . . . . . . . .      $ 2,560,000      $   58,685         5.50%

         Taxable securities . . . . . . . . . . . . .        2,048,652          26,011         5.08

         Federal funds sold . . . . . . . . . . . . .        5,488,492          77,891         5.67

         Net loans  . . . . . . . . . . . . . . . . .        7,299,544(1)      189,604(2)     10.39
                                                           -----------      ----------        -----

               Total earning assets   . . . . . . . .      $17,396,688      $  352,191         7.56%
                                                           ===========      ==========        =====


                                                             AVERAGE          INTEREST        AVERAGE
                        LIABILITIES                          AMOUNT           EXPENSE          COST
                        -----------                        -----------      ----------      ----------
         NOW and money market deposits  . . . . . . .      $ 5,890,740      $   40,864          2.77%

         Savings deposits . . . . . . . . . . . . . .          216,272           1,811          3.35

         Time deposits  . . . . . . . . . . . . . . .        2,016,832          28,407          5.63

         Other borrowings . . . . . . . . . . . . . .          229,144           5,299          9.25
                                                           -----------      ----------          ----

               Total interest bearing liabilities . .      $ 8,352,988      $   76,381          3.66
                                                           ===========      ==========          ====

         Net yield on earning assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .     6.34%
                                                                                                ====

--------------------

(1)            During 1995, all loans were accruing interest.
(2) Interest earned on net loans includes $21,011 in loan fees and loan service fees.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

         The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate. Because the Company was not in existence as of December 31, 1994, a comparison of the 1995 results to 1994 has not been included.

                                                                 Year Ended December 31, 1996
                                                                         compared with
                                                                 Year Ended December 31, 1995
                                                             ------------------------------------
                                                                  Increase (decrease) due to:

                                                      Volume                   Rate                         Total
                                                      ------                   ----                         -----
 Interest earned on:

   Funds with escrow agent . . . . . .       $        (58,685)           $         --                $    (58,685)

   Taxable securities  . . . . . . . .                 83,041                    44,559                   127,600
   Federal funds sold  . . . . . . . .                143,641                    (9,329)                  134,312

   Net loans . . . . . . . . . . . . .              2,126,353                   (81,113)                2,045,240
                                             ----------------            --------------              ------------
 Total interest income . . . . . . . .              2,294,350                   (45,883)                2,248,467
                                             ----------------            --------------              ------------

 Interest paid on:
    NOW deposits and money market  . .                201,945                    73,692                   275,637

   Savings deposits  . . . . . . . . .                 16,012                       503                    16,515
   Time deposits . . . . . . . . . . .                650,972                     2,839                   653,811

   Other borrowings  . . . . . . . . .                 (5,299)                     --                      (5,299)
   Other liabilities . . . . . . . . .                  --                         --                        --
                                             ----------------            --------------              ------------

 Total interest expense  . . . . . . .                863,630                    77,034                   940,664
                                             ----------------            --------------              ------------

 Change in net
   interest income . . . . . . . . . .       $      1,430,720            $     (122,917)             $  1,307,803
                                             ================            ==============              ============


DEPOSITS

         The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

         The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                                        YEAR ENDED                         YEAR ENDED
                                                    DECEMBER 31, 1996                  DECEMBER 31, 1995
                                                    -----------------                  -----------------

                                                  AVERAGE          AVERAGE           AVERAGE         AVERAGE
DEPOSIT CATEGORY                                  AMOUNT          RATE PAID          AMOUNT         RATE PAID
----------------                                  ------          ---------          ------         ---------
Non-interest bearing
  demand deposits . . . . . . . . . . . . . .    $ 5,569,694     Not applicable    $3,063,680      Not Applicable
NOW and money
  market deposits . . . . . . . . . . . . . .    $ 9,387,399     3.37%             $5,890,740      2.77%

Savings deposits  . . . . . . . . . . . . . .    $   524,144     3.50%             $  216,272      3.35%

Time deposits . . . . . . . . . . . . . . . .    $11,873,927     5.75%             $2,016,832      5.63%


         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1996:

                                                                    TIME
                                                                CERTIFICATES
                                                                 OF DEPOSIT
                                                                ------------
                                   3 months or less   . . . .   $  3,542,320
                                   3-6 months   . . . . . . .      3,046,288
                                   6-12 months  . . . . . . .      1,328,779
                                   over 12 months   . . . . .      1,564,343
                                                                ------------

                                     Total  . . . . . . . . .   $  9,481,730
                                                                ============


LOAN PORTFOLIO

         The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 1996, the Bank had a legal lending limit for unsecured loans of up to $810,416 to any one person. See "Supervision and Regulation."

         While risk of loss in the Bank's loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Bank's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank's real estate portfolio. Of the Bank's target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

         Management of the Bank intends to originate loans and to participate with other banks with respect to loans which exceed the Bank's lending limits. Management of the Bank does not believe that loan participations necessarily pose any greater risk of loss than loans which the Bank originates.

         The following is a description of each of the major categories of loans in the Bank's loan portfolio:

         Commercial, Financial and Agricultural Loans

         Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although the Bank typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable, and other assets.

         Consumer Loans

         The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures. In evaluating these loans the Bank reviews the borrower's level and stability of income and past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Bank maintains a proper margin between the loan amount and collateral value.

         Real Estate Loans

         The Bank's real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans to a limited degree. These loans are made consistent with the Bank's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. These loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the Bank.

         The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such periods:


                                                                        AS OF                   AS OF
         TYPE OF LOAN                                             DECEMBER 31, 1996       DECEMBER 31, 1995
         ------------                                             -----------------       -----------------
         Commercial, Financial and Agricultural . . . . . . . .      $16,484,185             $  7,654,556

         Real Estate - Construction . . . . . . . . . . . . . .        1,134,858                  346,705

         Real Estate - Mortgage . . . . . . . . . . . . . . . .       11,748,699                1,713,616

         Installment and Other Loans
              to Individuals  . . . . . . . . . . . . . . . . .      $ 4,171,502             $  1,227,660
                                                                     -----------             ------------

                 Subtotal . . . . . . . . . . . . . . . . . . .      $33,539,244             $ 10,942,537

                   Less: Allowance for
                         possible loan losses . . . . . . . . .         (447,626)                (110,000)
                                                                     -----------             ------------

                         Total (net of allowances)  . . . . . .      $33,091,618             $ 10,832,537
                                                                     ===========             ============



         The following is a presentation of an analysis of maturities of loans as of December 31, 1996:

                                                         DUE IN 1     DUE AFTER 1 TO   DUE AFTER
         TYPE OF LOAN                                  YEAR OR LESS      5 YEARS        5 YEARS        TOTAL
         ------------                                  ------------   ------------    ----------     ---------

                                                                             (In thousands)
         Commercial, Financial and Agricultural . . .    $  9,534       $  6,690       $    260      $ 16,484

         Real Estate - Construction . . . . . . . . .         580            555            --          1,135
                                                         --------       --------       --------      --------

               Total  . . . . . . . . . . . . . . . .    $ 10,114       $  7,245       $    260      $ 17,619
                                                         ========       ========       ========      ========


          For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 1996:

                                                          DUE IN 1     DUE AFTER 1 TO    DUE AFTER
         INTEREST CATEGORY                              YEAR OR LESS       5 YEARS        5 YEARS       TOTAL
         -----------------                              ------------    ------------    ----------    ---------

                                                                               (In thousands)
         Predetermined interest rate  . . . . . . . .    $  6,271       $  4,609       $      --     $ 10,880

         Floating interest rate . . . . . . . . . . .       3,843          2,636              260       6,739
                                                         --------       --------       ----------    --------

               Total  . . . . . . . . . . . . . . . .    $ 10,114       $  7,245       $      260    $ 17,619
                                                         ========       ========       ==========    ========


          As of December 31, 1996 and 1995 all loans were accruing interest, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as "troubled debt restructurings."

          As of December 31, 1996, except for one loan in the amount of $35,115 which was classified as special mention, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

          Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. During 1996 all loans had accrued interest.

SUMMARY OF LOAN LOSS EXPERIENCE

          An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

               ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                       YEAR ENDED                YEAR ENDED
                                                                    DECEMBER 31, 1996        DECEMBER 31, 1995
                                                                    -----------------        -----------------
          Balance at beginning of period  . . . . . . . . . .        $  110,000                      $      0
                                                                                                     --------

          Charge-offs:
              Installments and other loans to individuals   .            (8,374)                            0

          Recoveries  . . . . . . . . . . . . . . . . . . . .                 0                             0
                                                                     ----------                      --------

          Net charge-offs   . . . . . . . . . . . . . . . . .            (8,374)                            0
                                                                     ----------                      --------

          Additions charged to operations   . . . . . . . . .           346,000                       110,000
                                                                     ----------                      --------

          Balance at end of period  . . . . . . . . . . . . .        $  447,626                      $110,000
                                                                     ==========                      ========

          Ratio of net charge-offs during the period to
              average loans outstanding during the period   .               .04%                           --
                                                                     ==========                      ========


          At December 31, 1996 the allowance was allocated as follows:

                                                                                 PERCENT OF LOANS
                                                                                 IN EACH CATEGORY
                                                                    AMOUNT        TO TOTAL LOANS
                                                                  ----------    ------------------
          Commercial, Financial and Agricultural  . . . . . .     $  246,200           49.1%
          Real Estate - Construction  . . . . . . . . . . . .         22,400            3.4
          Real Estate - Mortgage  . . . . . . . . . . . . . .        125,300           35.0
          Installment and Other Loans to Individuals  . . . .         49,200           12.5
          Lease financing   . . . . . . . . . . . . . . . . .          --               --
          Unallocated   . . . . . . . . . . . . . . . . . . .          4,526            --
                                                                  ----------          -----

                   Total  . . . . . . . . . . . . . . . . . .     $  447,626          100.0%
                                                                  ==========          =====


          At December 31, 1995 the allowance was allocated as follows:

                                                                                 PERCENT OF LOANS
                                                                                 IN EACH CATEGORY
                                                                    AMOUNT        TO TOTAL LOANS
                                                                  ----------    ------------------
          Commercial, Financial and Agricultural  . . . . . .     $   77,000         70.0%
          Real Estate - Construction  . . . . . . . . . . . .          4,200          3.2
          Real Estate - Mortgage  . . . . . . . . . . . . . .         12,900         15.6
          Installment and Other Loans to Individuals  . . . .         10,500         11.2
          Unallocated   . . . . . . . . . . . . . . . . . . .          5,400           --
                                                                  ----------        -----

                   Total  . . . . . . . . . . . . . . . . . .     $  110,000        100.0%
                                                                  ==========        =====

LOAN LOSS RESERVE

          In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1996, 49.1% of outstanding loans are in the category of commercial loans, which includes commercial real estate loans and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 89% of these commercial loans at December 31, 1996 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

          The Company's consumer loan portfolio is also well secured. At December 31, 1996 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

          Real estate mortgage loans constituted 35.0% of outstanding loans at December 31, 1996. All loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

          A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of the Bank. In addition to the above review, the Bank's primary regulator, the Comptroller of the Currency, also conducts an annual examination of the loan portfolio. Upon completion, the Comptroller of the Currency presents its report of findings to the Board and management of the Bank. Information provided from the above two independent sources, together with information provided by the management of the Bank and other information known to members of the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

INVESTMENTS

          As of December 31, 1996, investment securities comprised approximately 6.1% of the Bank's assets and net loans comprised approximately 75.6% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

          The following table presents, for the period indicated, the book value of the Bank's investments. All securities held at December 31, 1996 and 1995 were categorized as available-for-sale.

                   INVESTMENT CATEGORY                                           DECEMBER 31,
                   -------------------                                    -------------------------

                   AVAILABLE-FOR-SALE:                                    1996                 1995
                   ------------------                                     ----                 ----
                   Obligations of U.S. Treasury
                   and other U.S. Agencies  . . . . . . . . . . .     $  2,487,000        $ 2,510,406

                   Federal Reserve Bank Stock . . . . . . . . . .          165,000            144,000
                                                                      ------------        -----------

                        Total . . . . . . . . . . . . . . . . . .     $  2,652,000        $ 2,654,406
                                                                      ============        ===========


        The following table indicates for the year ended December 31, 1996 the amount of investments due in (i) one year or less, (ii) one to five years,
(iii) five to ten years, and (iv) over ten years:

        INVESTMENT CATEGORY
        -------------------
                                                                              WEIGHTED
                                                                               AVERAGE
                                                          AMOUNT               YIELD(1)
                                                          ------              --------
          AVAILABLE-FOR-SALE:
          ------------------
          Obligations of U.S. Treasury
          and other U.S. Agencies:
              0 - 1 year  . . . . . . . . . . . .      $
                                                             700,875              5.62%
              Over 1 through 5 years  . . . . . .
                                                           1,786,125              5.58
          Federal Reserve Bank Stock,
              no maturity   . . . . . . . . . . .            165,000               6.0
                                                       -------------              ----

                   Total  . . . . . . . . . . . .      $   2,652,000              5.61%
                                                       =============              ====

____________________

(1)  The Company has not invested in any tax exempt obligations.



RETURN ON EQUITY AND ASSETS

          Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                                  1996                 1995
                                                                                  ----                 ----
                           Return on Average Assets   . . . . . . . . . . . .       .73%             (1.82)%
                           Return on Average Equity   . . . . . . . . . . . .       4.2%              (6.2)%
                           Average Equity to Average Assets Ratio   . . . . .      17.2%              29.4 %
                           Dividend Payout Ratio  . . . . . . . . . . . . . .        --                 --

ASSET/LIABILITY MANAGEMENT

         It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of the Bank are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial, consumer and real estate loans.

         The Bank's asset/liability mix is monitored on a daily basis with a monthly report reflecting interest- sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

CORRESPONDENT BANKING

         Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. Such correspondent arrangements are governed, in part, by the provisions of 12 C.F.R. 32.107 and O.C.C. Banking Circular 181 (Rev.) (August 2, 1984).

         The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1996 the Bank had outstanding participations totaling $2,098,118.

DATA PROCESSING

         The Bank has entered into a data processing servicing agreement with First National Bank of Grady County. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, payroll, central information file and ATM processing and investment portfolio accounting.

FACILITIES

         Until January 6, 1997, the Bank operated out of a temporary facility located at 108 Washington Street in Thomasville, Georgia. On January 6, 1997, the Bank moved to its recently constructed permanent facility located at 301 North Broad Street. The building contains approximately 8,500 square feet of finished space which was constructed at a cost of approximately $1,050,000. The building also contains an additional 2,000 square feet of unfinished space which may be built out in the future should the Bank require additional space for expansion. The building contains a lobby, a vault, eight offices, four teller stations, three drive-in windows, a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations.

EMPLOYEES

         The Bank presently employs two persons on a part-time basis and 17 persons on a full-time basis, including four officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.

MONETARY POLICIES

         The results of operations of the Bank will be affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

SUPERVISION AND REGULATION

         The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Comptroller of the Currency ("Comptroller"), the Georgia Department of Banking and Finance (the "Georgia Banking Department") and the Federal Deposit Insurance Corporation ("FDIC").

         The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which became effective in November 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that the Company and any other bank holding company located in Georgia is able to acquire a bank located in any other state, and a bank holding company located outside Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.
De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act, the State of Georgia has recently adopted an interstate banking statute that, beginning on June 1, 1997, removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions.

         A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies, including the following activities: acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and nonbank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States, the states and their political subdivisions. In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce such benefits to the public as greater convenience, increased competition and gains in efficiency that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board.

         The Company is also regulated by the Georgia Banking Department under the Georgia Bank Holding Company Act, which requires every Georgia bank holding company to obtain the prior approval of the Georgia Commissioner of Banking before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, or before merging or consolidating with any other bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any bank unless the bank being acquired is either a bank for purposes of the federal Bank Holding Company Act of 1956, or a federal or state savings and loan association or a savings bank or federal savings bank whose deposits are insured by the federal deposit insurance program and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of acquisition.

         As a national bank, the Bank is subject to the supervision of the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, national banks situated in the State of Georgia are generally prohibited from establishing branch offices or facilities outside of the county in which such main office is located, except (i) in adjacent counties in certain situations, or (ii) by means of a merger, consolidation or sale of assets. The Georgia Legislature has recently adopted legislation which reduces the limitations imposed on banks situated in the State of Georgia to establish branch offices. The new law permits a Georgia bank to establish three new or additional branch banks, de novo, in any county within the State of Georgia beginning on July 1, 1996, in addition to establishing branch offices or facilities in adjacent counties and by merger or consolidation. Moreover, beginning on July 1, 1998, a bank located in the State of Georgia will be permitted to establish new or additional branch banks anywhere in the state by relocation of the parent bank or another branch bank, or by merger, consolidation, or purchase of assets and assumption of liabilities involving another parent bank or branch bank.

         The Bank is also subject to the Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

         Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to a single person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government.

         Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller. In 1989, both the Federal Reserve Board and the Comptroller issued new risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The Comptroller's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. Both the Federal Reserve Board and the Comptroller have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top- rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, high asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMEL rating system for banks. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

         The Comptroller has amended the risk-based capital guidelines applicable to national banks in an effort to clarify certain questions of interpretation and implementation, specifically with regard to treatment of originated and purchased mortgage servicing rights and other intangible assets. The Comptroller's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") such as mortgage servicing rights are retained as a part of Tier 1 capital. The Comptroller currently maintains that only mortgage servicing rights and purchased credit card relationships meet the criteria to be considered qualifying intangibles. The Comptroller's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was strictly limited to a maximum of 25% of total Tier 1 capital. The Comptroller has amended its guidelines to increase the limitation on such qualifying intangibles from 25% to 50% of Tier 1 capital and further to permit the inclusion of purchased credit card relationships as a qualifying intangible asset.

         In addition, the Comptroller has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

         The Comptroller, the Federal Reserve Board and the FDIC recently adopted final regulations revising their risk- based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk.

Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. Under the new regulations, when evaluating a bank's capital adequacy, the agency's capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the Act does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The Act creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

         As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         The Act also provides that banks have to meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board, the Comptroller and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.

         Both the capital standards and the safety and soundness standards which the Act seeks to implement are designed to bolster and protect the deposit insurance fund.

         In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                                 Total Risk -          Tier 1 Risk -          Tier 1
                                                 Based Capital         Based Capital         Leverage
                                                    Ratio                 Ratio                Ratio
                                                ---------------       ---------------        ---------
         Well capitalized(1)                          10%                     6%                5%
         Adequately Capitalized(1)                     8%                     4%                4%(2)


         Undercapitalized(4)                         < 8%                   < 4%              < 4%(3)

         Significantly Undercapitalized(4)           < 6%                   < 3%              < 3%
         Critically Undercapitalized                 -                      -                 < 2%(5)
                                                                                              -

-----------------------

(1) An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) < 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5) Ratio of tangible equity to total assets.

          As a national bank, the Bank is subject to examination and review by the Comptroller. This examination is typically completed on-site at least annually and is subject to off-site review at call. The Comptroller, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

          On July 1, 1995, the State of Georgia enacted an interstate banking statute which authorizes bank holding companies located throughout the United States to acquire banks and bank holding companies located in Georgia under certain conditions. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Georgia generally.

          As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

          The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. The Company and the Bank are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.

ITEM 2.   DESCRIPTION OF PROPERTY

          On February 3, 1994, the Company entered into a contract with a party unaffiliated with any officer or director of the Company to acquire a 1.1 acre tract of land located at 301 North Broad Street for a total purchase price of $425,000. The Company recently completed construction of its headquarters building on this property and moved its operations to the facility on January 6, 1997. The building contains approximately 8,500 square feet of finished space at a cost of approximately $650,000. The building also contains an additional 2,000 square feet of unfinished space which may be built out in the future should the Bank require additional space for expansion. The building contains a lobby, a vault, eight offices, four teller stations, three drive-in windows, a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations.

          Prior to the completion of construction of the Company's permanent facility, the Company operated out of offices in a modular bank facility located at 301 North Broad Street, Thomasville, Georgia. The Company leased the approximately 2,000 square feet facility pursuant to a month-to-month lease at a monthly rental of $2,500 after spending approximately $15,000 for site preparation and $7,500 as an initial payment for the facility.

ITEM 3.  LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted during the fourth quarter ended December 31, 1996 to a vote of security holders of the Company.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          A.   MARKET INFORMATION

          During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

          B.   HOLDERS OF COMMON STOCK

          As of March 15, 1997, the number of holders of record of the Company's Common Stock was 487.

          C.   DIVIDENDS

          To date, the Company has not paid any dividends on its Common Stock. As the Company and the Bank are both start-up operations, it is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

          The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the Comptroller. Pursuant to 12 U.S.C. Section 56, a national bank may not pay dividends from its capital.
All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. Section 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than 1/10 of the Bank's net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C.
Section 60(b), the approval of the Comptroller is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, related notes and statistical information included elsewhere herein.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

          The Company was organized on January 15, 1995 to serve as a holding company for a proposed national bank. For approximately the first six months, the main activities centered in seeking, interviewing and selecting a cohesive group of organizers/directors; applying for a national bank charter; applying to become a bank holding company; and filing a Registration Statement with the Securities and Exchange Commission. Once the Registration Statement became effective, the organizers/directors focused their efforts on stock sale. By mid-August 1995, 600,000 shares of common stock were sold for $5,972,407, net of selling expenses. From mid-August to the end of September 1995, management engaged in activities resulting in the opening of the Bank. During the development stage, from January 15, 1995 ("Inception") to October 2, 1995 (the "Bank Opening"), net loss amounted to $119,200. Net loss from the Bank Opening to December 31, 1995 amounted to $241,993. Losses from Inception to December 31, 1995 amounted to $361,193, or $.60 per share. During 1996, total assets of the Company grew from $21.1 million to $43.8 million. For the year ended December 31, 1996, net income amounted to $241,198, or $.40 per share.

NET INTEREST INCOME

          The Company's results of operations are determined by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

          Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the period indicated.

                                                                 YEAR ENDED                   FROM JANUARY 15, 1995
                                                              DECEMBER 31, 1996               TO DECEMBER 31, 1995
                                                              -----------------               --------------------
                                                      AVERAGE     INTEREST    YIELD/   AVERAGE      INTEREST     YIELD/
                                                      BALANCE  INCOME/EXPENSE  COST    BALANCE   INCOME/EXPENSE   COST
                                                      -------  --------------  ----   ---------  -------------- --------
                                                                               (DOLLARS IN THOUSANDS)
          Funds with Escrow Agent                     $   --      $    --        --%   $ 2,560        $  59        5.50%
          Federal funds sold                            4,065          212     5.22      5,488           78        5.67
          Securities                                    2,627          154     5.85      2,049           26        5.08
          Loans, net                                   23,507        2,235     9.51      7,300          190       10.39
                                                      -------     --------     ----    -------        -----       -----

               Total earning assets                 $ 30,199     $  2,601      8.61%     $17,397      $  352     7.56%
                                                    ========     ========      ====      =======      ======     ====


          Interest bearing deposits                 $ 21,785     $  1,017      4.67%     $ 8,124      $   71     3.50%
          Other borrowings                              --           --          --          229           5     9.25
                                                    --------     --------      ----      -------      ------     ----
               Total interest-bearing liabilities
                                                    $ 21,785     $  1,017      4.67%     $ 8,353      $   76     3.66%
                                                    ========     ========      ====      =======      ======     ====

          Net yield on earning assets                                          5.24%                             6.34%
                                                                               ====                              ====


          Net yield on earning assets for the years ended December 31, 1996 and 1995 were 5.24% and 6.34%, respectively. The decline in the net yield during 1996 is primarily attributed to a higher cost of funds. The cost of funds was increased in order to obtain monies needed to fund the strong loan demand. However, despite a lower net yield on earning assets, net interest income has increased from $275,810 (1995) to $1,583,613 (1996). This increase is attributed to the significant increase in earning assets during 1996 and to the fact that the Company engaged in banking for only three months during 1995 and for the full year during 1996.

NON-INTEREST INCOME

          Non-interest income for the years ended December 31, 1996 and 1995 amounted to $192,715 and $3,815, respectively. As a percentage of average assets, non-interest income increased from .08% in 1995 to .58% in 1996. The increase in non-interest income during 1996 is attributed to the increase in the number of deposit accounts, as well as transactional volume, and to a higher fee structure.

          The following table summarizes the major components of non-interest income for the year ended December 31, 1996 and for the period from October 2, 1995 (Bank Opening) to December 31, 1995.


                                                          1996          1995
                                                          ----          ----
Service fees on deposit accounts                       $148,977       $ 2,005
Miscellaneous, other                                     43,738         1,810
                                                       --------       -------
   Total non-interest income                           $192,715       $ 3,815
                                                       ========       =======

NON-INTEREST EXPENSE

          Non-interest expense increased from $530,818 during 1995 to $1,719,129 in 1996. As a percent of total average assets, non-interest expenses increased from 2.68% to 3.55%. The primary reason for the increase in non-interest expense is due to the fact that during 1995 the Company was fully operational for only three months, while during 1996 it was operational for the entire year. Below are the components of non-interest expense for the years 1996 and 1995.

                                                                 NON-INTEREST EXPENSE
                                                                 --------------------

                                                                     DECEMBER 31,       FROM JANUARY 15, 1995
                                                                         1996           TO DECEMBER 31, 1995
                                                                    --------------      --------------------
                           Salaries and benefits                    $      581,101             $ 191,947
                           Supplies and printing                            56,089                83,471
                           Advertising and public relations                 80,652                33,737
                           Legal and professional                           56,844                23,656
                           Other operating expenses                        404,443               198,007
                                                                    --------------             ---------
                                Total non-interest expense          $    1,179,129             $ 530,818
                                                                    ==============             =========

          During 1996, the allowance for loan loses grew from $110,000 to $447,626. During 1996, the allowance for loan losses as a percent of gross loans increased from 1.01% to 1.33%. Net charge-offs during

1996 amounted to $8,374, or .02% of loans. There were no charge-offs during 1995. As of December 31, 1996, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

LIQUIDITY AND INTEREST RATE SENSITIVITY

          Net interest income, the Company's primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

          Interest rate sensitivity refers to the responsiveness of interest bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks.

          The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 1996 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                                      After        After
                                                      three         six         After
                                         Within       months       months     one year       After
                                          three     but within   but within  but within      five
                                         months     six months    one year   five years      years       Total
                                       ----------   ----------   ---------- ------------   ---------  -----------
                                                                       (In Thousands)
EARNING ASSETS
Loans                                     $ 16,036    $  1,280     $ 2,104     $ 13,606       $  513     $ 33,539

US Government and agency securities            --           --         701        1,786          165        2,652

Federal funds sold                           3,827          --          --           --           --        3,827
                                          --------    --------     -------     --------       ------     --------

     Total earning assets                 $ 19,863    $  1,280     $ 2,805     $ 15,392       $  678     $ 40,018
                                          ========    ========     =======     ========       ======     ========

SUPPORTING SOURCES OF FUNDS

Interest bearing demand
deposits and savings                      $ 12,908    $     --     $    --     $     --      $           $ 12,908

Certificates, less than $100M                1,935       1,847       2,307        2,290          114       8,493

Certificates, $100M and over                 3,542       3,046       1,329        1,565           --        9,482
                                          --------    --------     -------     --------      -------     --------

     Total interest bearing liabilities   $ 18,385    $  4,893     $ 3,636     $  3,855      $   114     $ 30,883
                                          ========    ========     =======     ========      =======     ========



Interest rate sensitivity gap             $  1,478    $ (3,613)    $  (831)    $ 11,537      $   564     $  9,135

Cumulative gap                            $  1,478    $ (2,135)    $(2,966)    $  8,571      $ 9,135     $  9,135

Interest rate sensitivity gap ratio           1.08         .27         .77         3.99         5.95         1.30

Cumulative interest rate
sensitivity gap ratio                         1.08         .91         .89         1.28         1.30         1.30

          As evidenced by the table above, the Company is cumulatively asset sensitive. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rate would result in higher earnings while a decline in interest rates will reduce income. This, however, assumes that all other factors affecting income remain constant.

          As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

          Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $22.3 million during 1996 and by $15.4 million in 1995. Below are the pertinent liquidity balances and ratios for the year ended December 31, 1996 and from the period from inception to December 31, 1995.

                                                                     DECEMBER 31,        FROM JANUARY 15, 1995
                                                                         1996            TO DECEMBER 31, 1995
                                                                   ----------------      --------------------
           Cash and cash equivalents  . . . . . . . . . . .         $ 5,628,235                 $6,768,244
           Securities   . . . . . . . . . . . . . . . . . .           2,652,000                  2,654,406
           CDS, over $100,000 to total deposits ratio   . .                25.2%                       9.3%
           Loan to deposit ratio  . . . . . . . . . . . . .                87.8%                      71.0%
           Brokered deposits  . . . . . . . . . . . . . . .                --                         --


           At December 31, 1996, large denomination certificates accounted for 25.2% of total deposits. Large denomination CDS are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDS and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDS may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Thomas County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Thomas County, as outside depositors are more likely to be interest rate sensitive.

           Cash and cash equivalents are the primary source of liquidity. At December 31, 1996, cash and cash equivalents amounted to $5.6 million, representing 12.9% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $700,000 of the $2.6 million in the Bank's securities portfolio is scheduled to mature in 1997.

           Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1996, the Company had no brokered deposits in its portfolio.

           Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.

CAPITAL ADEQUACY

           There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

           The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Note that under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

           The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement.
Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. For banks that are not rated CAMEL 1 by their primary regulator, (which includes the subsidiary Bank), the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

           A new rule was recently adopted by the Federal Reserve Board, the OCC and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, the agencies issued a joint policy statement of bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

           The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 1996:

                                                                                       MINIMUM
                                                             DECEMBER 31,             REGULATORY
          BANK                                                   1996                 REQUIREMENT
          ----                                             ----------------           -----------
                   Tier 1 Capital                              15.7%                    4.0%
                   Tier 2 Capital                               1.2%                    --
                                                               ----                     ---

                          Total risk-based capital ratio       16.9%                    8.0%
                                                               ====                     ===

                   Leverage ratio                              12.4%                    3.0%
                                                               ----                     ===

          COMPANY - CONSOLIDATED
          ----------------------

                   Tier 1 Capital                              16.9%                    4.0%
                   Tier 2 Capital                               1.2%                     --
                                                               ----                     ---

                          Total risk-based capital ratio       18.1%                    8.0%
                                                               ====                     ===

                   Leverage ratio                              13.4%                    3.0%
                                                               ----                     ===


          The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.

ACCOUNTING MATTERS

          Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires the disclosure on financial instruments of estimated fair values for those assets and liabilities capable of being so estimated. Fair value estimates are made at a specific point in time and are based on relevant market information which is continuously changing. For entities with less than $150 million in assets, SFAS 107 shall be effective for fiscal years ending after December 15, 1995. The Company has adopted SFAS 107. The adoption of SFAS 107 did not have a significant impact on the Company's financial condition or results of operations for the year ended December 31, 1995.

          Statement of Financial Accounting Standard No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119"), requires issuers and holders of derivative financial instruments to disclose new information about these instruments. Derivatives are financial instruments that derive their value from changes in a benchmark based on stock prices, interest rates, commodity prices or some other agreed upon base.
Option contracts and forward contracts are two basic forms of derivatives. For entities with less than $150 million in assets, SFAS 119 shall be effective for fiscal years ending after December 15, 1995. The Company has adopted SFAS 119. The adoption of SFAS 119 did not have a significant impact on the Company's financial condition or results of operations for the year ended December 31, 1995.

          Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. SFAS 121 requires the above assets and intangibles to be reported at the lower of (i) carrying amount or (ii) fair value less selling costs. SFAS 121 is effective for fiscal years beginning after December 15, 1995. As of December 31, 1995, the Company had not adopted SFAS 121.

          Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), requires a mortgage banking enterprise to recognize rights to service mortgage loans for others as a separate asset.
A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securities those loans with servicing rights retained should allocate the total cost of the mortgage loans to (i) the mortgage servicing rights and (ii) the loans (without the mortgage servicing rights). The above allocation should be based on the relative fair values of (i) and (ii) above, if it is practicable to estimate those fair values. In the event one may not estimate the above fair values, the entire cost of purchasing or originating the loans should be allocated to the loans and no cost should be allocated to the mortgage servicing rights. The provisions of SFAS 122 shall be applied prospectively in fiscal years beginning after December 15, 1995. As of December 31, 1995, the Company had not adopted SFAS 122.

ITEM 7.   FINANCIAL STATEMENTS

          The following financial statements are filed with this report:

          Independent Auditors' Report

          Consolidated Balance Sheet - December 31, 1996 and 1995

          Consolidated Statement of Income - Year ended December 31, 1996 and Period from January 15, 1995 through December 31, 1995

          Consolidated Statement of Changes in Shareholders' Equity - Year ended December 31, 1996 and Period from January 15, 1995 through December 31, 1995

          Consolidated Statement of Cash Flows - Year ended December 31, 1996 and Period from January 15, 1995 through December 31, 1995

          Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There has been no occurrence requiring a response to this Item.

                       [FRANCIS & CO., CPAS LETTERHEAD]






                       REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Thomasville Bancshares, Inc.
Thomasville, Georgia

          We have audited the accompanying consolidated balance sheets of Thomasville Bancshares, Inc. (the "Company") and its subsidiary, Thomasville National Bank (the "Bank') as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                /s/ Francis & Co., CPAs


Atlanta, Georgia
February 26, 1997

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                          CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                  ----------------------------------
                                                                      1996                   1995
                                                                  -----------             ----------
                                                  ASSETS
                                                  ------
Cash and due from banks                                          $  1,801,255          $   1,243,244
Federal funds sold (Note 3)                                         3,826,980              5,525,000
                                                                 ------------          -------------
  Total cash and cash equivalents                                $  5,628,235          $   6,768,244
Securities, (Notes 2 & 4)
  available-for-sale, at market value                               2,652,000              2,654,406
Loans, net, including loans of $2,177,384
 (1996) and $635,770 (1995) to Directors
 (Notes 2, 5 & 6 & 13)                                           $ 33,091,618          $  10,832,537
Property and equipment, net (Notes 2 & 7)                           1,913,536                643,727
Other assets                                                          466,776                189,914
                                                                 ------------          -------------
  Total Assets                                                   $ 43,752,165          $  21,088,828
                                                                 ============          =============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                   ------------------------------------
Liabilities:
------------
Deposits
 Non-interest bearing deposits                                   $  6,815,217          $   4,379,633
 Interest bearing deposits                                         30,882,302             11,028,833
                                                                 ------------          -------------
  Total deposits (Note 9)                                        $ 37,697,519          $  15,408,466
Other liabilities                                                     208,389                 58,522
                                                                 ------------          -------------
  Total Liabilities                                              $ 37,905,908          $  15,466,988
                                                                 ------------          -------------

Commitments and Contingencies
 (Note 8)

Shareholders' Equity:
---------------------
Common stock, par value $1; 10,000,000
  shares authorized; 600,000 shares
  issued and outstanding                                        $     600,000          $     600,000
Paid-in-capital                                                     5,372,407              5,372,407
Retained deficit                                                     (119,995)              (361,193)
Unrealized (loss) on securities available-for-sale                     (6,155)                10,626
                                                                -------------          -------------
  Total Shareholders' Equity                                    $   5,846,257          $   5,621,840
                                                                -------------          -------------
  Total Liabilities and Shareholders' Equity                    $  43,752,165          $  21,088,828
                                                                 ============          =============



            Refer to notes to the consolidated financial statements.

                         THOMASVILLE BANCSHARES, INC.
                             THOMASVILLE, GEORGIA
                      CONSOLIDATED STATEMENTS OF INCOME

                                                                                             FROM JANUARY 15
                                                                   YEAR ENDED                    THROUGH
                                                                DECEMBER 31, 1996           DECEMBER 31, 1995
                                                                -----------------           -----------------
Interest income:
----------------
  Interest and fees on loans                                         $  2,234,844                $  189,604
  Interest on investment securities                                       153,611                    26,011
  Interest on federal funds sold                                          212,203                    77,891
  Interest from Escrow Agent                                                  - -                    58,685
                                                                     ------------                ----------
   Total interest income                                             $  2,600,658                $  352,191

Interest expense:
-----------------
  Interest on deposits and borrowings (Note 10)                         1,017,045                    76,381
                                                                     ------------                ----------
Net interest income                                                  $  1,583,613                $  275,810
Provision for possible loan losses (Note 6)                               346,000                   110,000
                                                                     ------------                ----------
Net interest income after
  provision for possible loan losses                                 $  1,237,613                $  165,810
                                                                     ------------                ----------

Other income:
-------------
  Service fees on deposit accounts                                   $    148,977                $    2,005
  Miscellaneous, other                                                     43,738                     1,810
                                                                     ------------                ----------
   Total other income                                                $    192,715                $    3,815
                                                                     ------------                ----------

Other expense:
--------------
  Salaries                                                           $    451,919                $  145,771
  Employee benefits                                                       129,182                    46,176

  Supplies and printing                                                    56,089                    83,471

  Advertising & public relations                                           80,652                    33,737
  Legal & professional                                                     56,844                    23,656

  Depreciation and amortization                                            88,035                    22,577
  Other operating expenses (Note 11)                                      316,408                   175,430
                                                                     ------------                ----------
    Total other expense                                              $  1,179,129                $  530,818
                                                                     ------------                ----------

Income/(Loss) before income taxes                                    $    251,199                $ (361,193)
Income taxes (Notes 2 & 12)                                                10,001                      - -
                                                                     ------------                ----------

Net Income/(Loss)                                                    $    241,198                $ (361,193)
                                                                     ============                ==========


Net Income/(Loss) per share (Note 2)                                 $        .40                $     (.60)
                                                                     ============                ==========





            Refer to notes to the consolidated financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             FROM INCEPTION, JANUARY 15, 1995 TO DECEMBER 31, 1996




                                        COMMON STOCK                                      UNREALIZED
                                     -------------------     PAID-IN-     RETAINED        SECURITIES
                                    SHARES    PAR VALUE      CAPITAL       EARNINGS        LOSSES          TOTAL
                                    -------   ---------    -----------  ------------   -------------    -----------
Balance, January 15, 1995               - -   $      - -    $      - -    $      - -     $        - -   $       - -

Sale of Stock                       600,000      600,000     5,372,407           - -              - -     5,972,407

Net income (loss) from
  inception,  January 15, 1995 to       - -          - -          - -        (361,193)            - -      (361,193)
  December 31, 1995

Net unrealized  gains securities          -            -                            -          10,626        10,626
                                    -------   ----------    ---------     -----------    ------------   -----------

Balance December  31, 1995          600,000   $  600,000    $5,372,407    $  (361,193)   $     10,626   $ 5,621,840
                                    -------   ----------    ----------    -----------    ------------   -----------

Net income, 1996                        - -          - -           - -        241,198            - -        241,198

Net unrealized losses--securities         -                                       - -         (16,781)      (16,781)
                                    -------     --------    ----------    -----------    ------------   -----------

Balance, December 31, 1996          600,000    $ 600,000    $5,372,407    $  (119,995)   $     (6,155)  $ 5,846,257
                                    =======     ========    ==========    ===========    ============   ===========





            Refer to notes to the consolidated financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           From January 15
                                                                 Year ended                    through
                                                             December 31, 1996            December 31, 1995
                                                             -----------------            -----------------
Cash flows from operating activities:
-------------------------------------
 Net Income/(Loss)                                                $    241,198                $   (361,193)
 Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provisions for loan losses                                           346,000                     110,000
  Depreciation and amortization                                         88,035                      22,577
  Net accretion on securities                                            5,804                       1,658
 (Increase) in receivables and other assets                           (288,086)                   (192,720)
 Increase in payables and other liabilities                            149,867                      58,522
                                                                  ------------                ------------
Net cash used by operating activities                             $    542,818                $   (361,156)
                                                                  ------------                ------------

Cash flows from investing activities:
-------------------------------------
 Securities available-for-sale:
 Purchase of securities                                           $ (1,020,179)               $ (2,645,438)
 Maturity of securities                                              1,000,000                         - -
 (Increase) in loans, net                                          (22,605,081)                (10,942,537)
 Purchase of premises and equipment                                 (1,346,620)                   (663,498)
                                                                  ------------                ------------
Net cash used by investing activities                             $(23,971,880)               $(14,251,473)
                                                                  ------------                ------------

Cash flows from financing activities:
-------------------------------------
 Sale of stock, net                                               $        - -                $  5,972,407
 Increase in deposits                                               22,289,053                  15,408,466
                                                                  ------------                ------------
Net cash provided by financing activities                         $ 22,289,053                $ 21,380,873
                                                                  ------------                ------------

Net (decrease) in cash and cash equivalents                       $ (1,140,009)               $  6,768,244
Cash and cash equivalents,
 beginning of period                                                 6,768,244                         - -
                                                                  ------------                ------------
Cash and cash equivalents, end of period                          $  5,628,235                $  6,768,244
                                                                  ============                ============

SUPPLEMENTAL INFORMATION:

Income taxes paid                                                 $     10,001                $        - -
                                                                  ============                ============

Interest paid                                                     $    920,719                $     46,951
                                                                  ============                ============


            Refer to notes to the consolidated financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


NOTE 1 - ORGANIZATION OF THE BUSINESS

         Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company") was organized in January, 1995 to serve as a holding company for a proposed de novo bank, Thomasville National Bank, Thomasville, Georgia (the "Bank"). In a public offering conducted during 1995, the Company sold and issued 600,000 shares of its own $1.00 par value common stock. Proceeds from such sale amounted to $5,972,407, net of selling expenses. The Company obtained a national bank charter from the Office of the Comptroller of the Currency (the "OCC"), the Bank's primary regulator. The Company purchased 100 percent of the Bank's shares by injecting $4.8 million into the Bank's capital accounts immediately prior to commencement of banking operations on October 2, 1995. Subsequently, the Company injected an additional $700,000 into the Bank's capital accounts in 1996. The Bank's deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation.


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

         Organizational Costs. In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank opened for business. These capitalized costs are amortized over a sixty-month period using the straight line method. As of December 31, 1996 and 1995, total organizational costs, net of accumulated amortization, amounted to $42,090 and $53,315, respectively.

         Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115") on January 15, 1995. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


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

         Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expense reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995



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

         In October, 1994, FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118"). SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan.

         Property and Equipment. Building, furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

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

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


         Net Income/(Loss) Per Share. Net income/(loss) per share was calculated using 600,000 as the average number of shares outstanding during 1996 and 1995.


NOTE 3 - FEDERAL FUNDS SOLD

         The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. As of December 31, 1996 and 1995, federal funds sold amounted to $3,826,980 and $5,525,000 respectively. The funds were sold to seven and eleven banks at December 31, 1996 and 1995, respectively.


NOTE 4 - SECURITIES AVAILABLE-FOR-SALE

         The amortized costs and estimated market values of securities available-for-sale as of December 31, 1996 follow:

                                                              GROSS UNREALIZED                 ESTIMATED
                                AMORTIZED                  ---------------------                MARKET
DESCRIPTION                       COSTS                    GAINS          LOSSES                VALUES
-----------                       -----                    -----          ------                ------
U.S. Treasury
   securities                  $ 2,496,325                $ 852         $(10,177)            $ 2,487,000
FRB stock                          165,000                  - -              - -                 165,000
                               -----------                -----         --------             -----------
  Total securities             $ 2,661,325                $ 852         $(10,177)            $ 2,652,000
                               ===========                =====         ========             ===========


         The amortized costs and estimated market values of securities available-for-sale as of December 31, 1995 follow:

                                                              GROSS UNREALIZED                 ESTIMATED
                                AMORTIZED                  ---------------------                MARKET
DESCRIPTION                       COSTS                    GAINS          LOSSES                VALUES
-----------                       -----                    -----          ------                ------
U.S. Treasury
   securities                  $ 2,499,780                $ 10,626      $    - -               $ 2,510,406
FRB stock                          144,000                     - -           - -                   144,000
                               -----------                --------      --------               -----------
  Total securities             $ 2,643,780                $ 10,626      $    - -               $ 2,654,406
                               ===========                ========      ========               ===========



                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


         The amortized costs and estimated market values of securities available-for-sale at December 31, 1996, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  ESTIMATED
                                                 AMORTIZED         MARKET
DESCRIPTION                                        COSTS           VALUES
-----------                                        -----           ------
Due in one year or less                         $    700,934    $   700,875
Due after one
   through five years                              1,795,391      1,786,125
FRB stock (no maturity)                              165,000        165,000
                                                ------------    -----------
  Total investment securities                   $  2,661,325    $ 2,652,000
                                                ============    ===========


         There were no sales of securities during 1996 and 1995. As of December 31, 1996, there were $903,000 in U.S. Treasury securities pledged as collateral for public funds. At December 31, 1995, none of the securities was pledged.


NOTE 5 - LOANS

         The composition of net loans by major loan category, as of December 31, 1996 and 1995, is presented below:

                                                           DECEMBER 31,
                                                  ----------------------------
DESCRIPTION                                           1996            1995
-----------                                       ------------    ------------
  Commercial, financial, agricultural             $ 16,484,185    $  7,654,556
  Real estate - construction                         1,134,858         346,705
  Real estate - mortgage                            11,748,699       1,713,616
  Installment                                        4,171,502       1,227,660
                                                  ------------    ------------
  Loans, gross                                    $ 33,539,244    $ 10,942,537
  Deduct:
    Allowance for loan losses                         (447,626)       (110,000)
                                                  ------------    ------------
  Loans, net                                      $ 33,091,618    $ 10,832,537
                                                  ============    ============

         As of December 31, 1996 and 1995, all loans were accruing interest.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


NOTE 6 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

         The allowance for possible loan losses is a valuation reserve available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

         Activity within the allowance for loan losses account for the period indicated below follows:

                                                            FROM JANUARY 15
                                          YEAR ENDED           THROUGH
                                      DECEMBER 31, 1996    DECEMBER 31, 1995
                                      -----------------    -----------------
Balance, beginning of year               $ 110,000            $     - -
Add:  Provision for loan losses            346,000              110,000
Add:  Recoveries of previously
         charged off amounts                   - -                  - -
                                         ---------            ---------
  Total                                  $ 456,000            $ 110,000

Deduct:  Amount charged-off                 (8,374)                 - -
                                         ---------            ---------
Balance, end of year                     $ 447,626            $ 110,000
                                         =========            =========


NOTE 7 - PROPERTY AND EQUIPMENT

         Furniture, equipment, and leasehold improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheet at December 31, 1996 and 1995 were as follows:



                                                  1996            1995
                                                  ----            ----
Land                                           $  582,983      $ 444,026
Building                                           85,988            - -
Leasehold improvements                                - -         39,134
Furniture and equipment                           224,317        180,338
                                               ----------      ---------
  Subtotal                                     $  893,288      $ 663,498

Deduct: Accumulated depreciation                  (57,447)       (19,771)
                                               ----------      ---------
Total fixed assets                             $  835,841      $ 643,727
Add:  Construction in progress                  1,077,695            - -
                                               ----------      ---------
   Total property and equipment                $1,913,536      $ 643,727
                                               ==========      =========

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


         Depreciation expense for the years ended December 31, 1996 and 1995 amounted to $76,811 and 19,771, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:


              TYPE OF ASSET          LIFE IN YEARS         DEPRECIATION METHOD
              -------------          -------------         -------------------
         Furniture and equipment         5 to 7                Straight-line
                Building                   39                  Straight-line


         Construction in progress relates to costs incurred during 1996 which were associated with the Company's future headquarters. Construction was completed during the first quarter of 1997.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Please refer to Note 13 concerning contracts the Company executed with the Bank's president and executive vice president.

         Please refer to Note 14 concerning financial instruments with off-balance sheet risk.


NOTE 9 - DEPOSITS

         The following is a detail of the deposit accounts at December 31, 1996 and 1995:

                                        DECEMBER 31, 1996     DECEMBER 31, 1995
                                        -----------------     -----------------
Non-interest bearing deposits             $  6,815,217           $  4,379,633
Interest bearing deposits:
  NOW accounts                               4,372,728              2,481,851
  Money market accounts                      7,841,663              4,800,159
  Savings                                      693,560                313,585
  Time, less than $100,000                   8,492,621              2,007,499
  Time, $100,000 and over                    9,481,730              1,425,739
                                          ------------           ------------
    Total deposits                        $ 37,697,519           $ 15,408,466
                                          ============           ============

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


NOTE 10 - INTEREST ON DEPOSITS AND BORROWINGS

         A summary of interest expense for the year ended December 31, 1996 and for the period from January 15, 1995 to December 31, 1995 follows:

                                                                                          FROM JANUARY 15
                                                                    YEAR ENDED                THROUGH
                                                                   DECEMBER 31, 1996     DECEMBER 31, 1995
                                                                   -----------------     -----------------
Interest on NOW and Super NOW accounts                               $    103,902             $   9,443
Interest on money market accounts                                         212,599                31,421
Interest on savings accounts                                               18,326                 1,811
Interest on CDs under $100,000                                            314,958                19,751
Interest on CDs $100,000 and over                                         367,260                 8,656
Interest, other borrowings                                                    - -                 5,299
                                                                     ------------             ---------
 Total interest on deposits and borrowings                           $  1,017,045             $  76,381
                                                                     ============             =========


NOTE 11 - OTHER OPERATING EXPENSES

         A summary of other operating expenses for the year ended December 31, 1996 and for the period from January 15, 1995 to December 31, 1995 follows:

                                                                                          FROM JANUARY 15
                                                                        YEAR ENDED            THROUGH
                                                                    DECEMBER 31, 1996    DECEMBER 31, 1995
                                                                    -----------------    -----------------
Postage and delivery                                                     $  25,087          $    2,039
Data processing                                                             24,749              10,198
Rent expense                                                                27,690              16,761
Travel and entertainment                                                    20,168              14,351
Utilities and telephone                                                     19,100              13,668
ATM fees                                                                    21,153              11,067
Repairs, maint. & service contracts                                         24,935               8,357
All other operating expenses                                               153,526              98,989
                                                                         ---------           ---------
 Total other operating expenses                                          $ 316,408           $ 175,430
                                                                         =========           =========


NOTE 12 - INCOME TAXES

         For the period from inception, January 15, 1995 to December 31, 1995, net (loss) for tax purposes amounted to $(289,645). The net operating loss carry forward ("NOL") of $289,645 can be utilized to reduce future tax liability. For the year ended December 31, 1996, the entire NOL was utilized to reduce the tax liability by $97,895.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


         The provision for income taxes for the years ended December 31, 1996 and 1995 consists of the following:

                                                1996           1995
                                             ----------     ----------
Income tax:
    Currently payable                        $  107,896     $      - -
    Deferred                                    (97,895)           - -
                                             ----------     ----------
Income tax expense                           $   10,001     $      - -
                                             ==========     ==========


         The components of the deferred income tax provision for December 31, 1996 and 1995 follow:


                                                1996           1995
                                             ----------     ----------
Net operating loss carry forward             $  (97,895)    $   97,895
Valuation reserve                                   - -        (97,895)
                                             ----------     ----------
   Total                                     $  (97,895)    $      - -
                                             ==========     ==========


         A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows:

                                                       DECEMBER 31, 1996
                                                       -----------------
Income taxes at statutory rate (34%)                        $ 100,864
Net operating loss carry forward                              (97,895)
Other                                                           7,032
                                                            ---------

  Total                                                     $  10,001
                                                            =========

         Included under other assets at December 31, 1996 is a net deferred tax asset in the amount of $3,170. The tax effects of the temporary differences that comprise the net deferred tax asset follow:

Deferred tax assets:
   Unrealized loss, securities                              $   3,170
   Provision for loan losses                                   32,389
   Depreciation                                                 2,591
   Contributions                                                2,861
   Valuation allowance                                        (37,841)
                                                            ---------
     Net deferred tax asset                                 $   3,170
                                                            =========

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995



NOTE 13 - RELATED PARTY TRANSACTIONS

         Stock Options. The Employment Agreements with the Bank's president and executive vice president provide for the grant of stock options for each to acquire 15,000 shares of the Company's common stock upon the Bank's commencement of business at a purchase price equal to $10.00 per share. Such options will become exercisable at the rate of 3,000 shares per year and shall remain exercisable for ten years after the date of initial grant, so long as each remains employed by the Bank.

         Employment Agreements. On March 7, 1995, the Company entered into employment agreements with two of its directors who serve as the president and executive vice president of the Bank. Both agreements are for a three year terms. The agreements provide for health and disability insurance, other customary benefits and, as discussed above, the granting of stock options.

         The agreement with the president provides for an annual base salary of $75,000 increasing to $85,000 per year when the Bank becomes profitable on a cumulative basis. The employment agreement provides that during its term, the president will be entitled to an annual bonus of 5% of the Bank's pretax profits based on a formula determined by the Bank's Board of Directors; provided however that the bonus may not exceed 30% of his annual salary. The agreement with the executive vice president provides for an annual base salary of $65,000 increasing to $75,000 per year when the Bank becomes profitable on a cumulative basis. The employment agreement provides that during its term, the executive vice president will be entitled to an annual bonus of 5% of the Bank's pretax profits based on a formula determined by the Bank's Board of Directors; provided however that the bonus shall not exceed 30% of his annual salary. For the year ended December 31, 1996, the Company incurred expenses for salary and benefits as follows: (i) for the president: $93,051; and (ii) for the executive vice president: $81,627.

         Compensation of Directors. In March 1996, the Board of Directors of the Company approved a deferred compensation plan (the "Plan") for the Company's and Bank's directors which grants to each member restricted shares of the Company's common stock as follows: (a) five shares for each Bank or Company committee meeting attended and (b) ten shares for each Bank or Company Board of Directors meeting attended. Shares of restricted stock granted pursuant to the Plan shall not vest until the earlier to occur of (a) the retirement of the director from the Company's Board of Directors, or (b) a change in control of the Company. As of December 31, 1996, the Company granted 1,460 such restricted stocks to members of the Bank's or Company's Board of Directors.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995



         Borrowings and Deposits by Directors and Executive Officers. Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 1996, loans outstanding to directors, their related interests and executive officers aggregated $2,177,384. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

         A summary of loan transactions with directors, including their affiliates, and executive officers during 1996 and 1995 follows:

                                                               FROM JANUARY 15
                                            YEAR ENDED             THROUGH
                                         DECEMBER 31, 1996    DECEMBER 31, 1995
                                         -----------------    -----------------
Balance, beginning of year                 $    635,770           $      - -
   New loans                                  1,654,140               718,568
   Less:  loan payments                        (112,526)              (82,798)
                                           ------------           -----------
   Balance, end of year                    $  2,177,384           $   635,770
                                           ============           ===========

         Deposits by directors and their related interests, at December 31, 1996 and 1995, approximated $4,205,433 and $761,003, respectively.


NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         In the ordinary course of business, and to meet the financing needs of its customers, the Company is a party to various financial instruments with off-balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995



At December 31, 1996 and 1995, unfunded commitments to extend credit were $5,430,822 and $1,316,500, respectively. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, farm products, livestock and income producing commercial properties.

         At December 31, 1996 and 1995, there were $143,500 and zero commitments under letters of credit, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

         The Company makes commercial, agricultural, real estate and consumer loans to individuals and businesses located in and around Thomas County, Georgia. The Company does not have a significant concentration of credit risk with any individual borrower. However, a substantial portion of the Company's loan portfolio is collateralized by real estate and chattel mortgages located in and around Thomas County, Georgia.


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires the disclosure of estimated fair values for all financial instruments, both on-and-off balance sheet assets and liabilities, whose values may be practically estimated, along with pertinent information on those financial instruments whose values may not be so estimated.

         Fair value estimates are made at a specific point in time and are based on relevant market information which is continuously changing. Because no quoted market prices exist for a significant portion of the Company's financial instruments, fair values for such instruments are based on management's assumptions with respect to future economic conditions, estimated discount rates, estimates of the amount and timing of future cash flows, expected loss experience and other factors. These estimates are subjective in nature involving uncertainties and matters of significant judgment. Therefore, they cannot be determined with precision. Note that changes in the assumption could significantly affect the estimates. The following disclosures should not be considered a substitute for the liquidation value of the Company and its subsidiary, but rather a good-faith estimate of the increase or decrease in

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


value of financial instruments held by the Company since purchase, origination or issuance. The Company has not undertaken any steps to value any assets or liabilities that are not considered financial instruments. For example, premises, equipment, core deposits, intangibles and goodwill are not considered financial instruments.

         The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

         1. Cash and due from banks and interest bearing deposits with other banks: Fair value equals the carrying value of such assets.

         2. Investment securities and investment securities available-for-sale: Fair values for investment securities are based on quoted market prices.

         3. Federal funds sold and securities purchased under agreements to resell: Due to the short term nature of these assets, the carrying values of these assets approximate their fair value.

         4. Loans: For variable rate loans, (those repricing within six months or less) fair values are based on carrying values. Fixed rate commercial loans, other installment loans and certain real estate mortgage loans were valued using discounted cash flows. The discount rate used to determine the present value of these loans was based on interest rates currently being charged by the Company on comparable loans as to credit risk and term.

         5. Off-balance sheet instruments: The Company's loan commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time. Therefore, the estimated value of the Company's loan commitment approximates carrying amount.

         6. Deposit liabilities: The fair values of demand deposits are, as required by SFAS 107, equal to the carrying value of such deposits. Demand deposits include non-interest bearing deposits, savings accounts, NOW accounts and money market demand accounts.

         Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits having reached an interest rate floor. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


                                                                            DECEMBER 31, 1996
                                                                      CARRYING           ESTIMATED
                                                                       AMOUNT            FAIR VALUE
                                                                    -------------     ---------------
                                              ASSETS:
Cash and due from banks                                               $ 1,801,255         $ 1,801,255
Investment securities
 available-for-sale                                                     2,652,000           2,652,000
Federal funds sold                                                      3,826,980           3,826,980
Loans                                                                  33,091,618          33,026,114
                                           LIABILITIES:
Non-interest bearing deposits                                         $ 6,815,217         $ 6,815,217
Interest bearing deposits                                              30,882,302          30,893,700


NOTE 16 - DIVIDENDS

         There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Bank's and Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's board of directors. In addition, the Bank and the Company are restricted by their primary regulators in their ability to pay cash dividends.


NOTE 17 - PARENT COMPANY FINANCIAL INFORMATION

         This information should be read in conjunction with the other notes to the consolidated financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


                         PARENT COMPANY BALANCE SHEETS
                         -----------------------------

                                                                          DECEMBER 31,
                                                                   -------------------------
                                                                   1996                 1995
                                                                   ----                 ----
                                             ASSETS
                                             ------
Cash                                                          $   269,568            $ 1,144,747
Investment in the Bank                                          5,405,942              4,469,541
Property and Equipment                                            183,838                    - -
Other assets                                                       10,125                 17,825
                                                              -----------            -----------
  Total Assets                                                $ 5,869,473            $ 5,632,113
                                                              ===========            ===========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------
Accounts payable                                              $    23,216            $    10,273
                                                              -----------            -----------
  Total Liabilities                                           $    23,216            $    10,273
                                                              -----------            -----------

Common stock                                                  $   600,000            $   600,000
Paid-in-capital                                                 5,372,407              5,372,407
Retained earnings                                                (119,995)              (361,193)
Unrealized gain on securities                                      (6,155)                10,626
                                                              -----------            -----------
  Total Shareholders' Equity                                  $ 5,846,257            $ 5,621,840
                                                              -----------            ----------
  Total Liabilities
   and Shareholders' Equity                                   $ 5,869,473            $ 5,632,113
                                                              ===========            ===========

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995



                    PARENT COMPANY STATEMENTS OF OPERATIONS
                    ---------------------------------------

                                                                                   FROM JANUARY 15
                                                             YEAR ENDED               THROUGH
                                                          DECEMBER 31, 1996        DECEMBER 31,1995
                                                          -----------------        ----------------
Revenues:
---------
  Interest income                                             $  11,896              $   70,858
  Rental Income                                                  18,281                     - -
                                                              ---------              ----------
    Total revenues                                            $  30,177              $   70,858
                                                              ---------              ----------

Expenses:
---------
  Management fees                                             $     - -              $   55,000
  Interest expense                                                  - -                   5,299
  Depreciation and Amortization                                   4,850                     675
  Other expenses                                                 37,310                  29,992
                                                              ---------              ----------
    Total expenses                                            $  42,160              $   90,966
                                                              ---------              ----------

(Loss) before earnings/equity in
   undistributed losses of Bank                               $ (11,983)             $  (20,108)
Equity in undistributed earnings/
  (losses) of Bank                                              253,181                (341,085)
                                                              ---------              ----------
Net Income/(Loss)                                             $ 241,198              $ (361,193)
                                                              =========              ==========

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


                    PARENT COMPANY STATEMENTS OF CASH FLOWS
                    ---------------------------------------

                                                                                       FROM JANUARY 15
                                                                YEAR ENDED                 THROUGH
                                                            DECEMBER 31, 1996         DECEMBER 31, 1995
                                                            -----------------         -----------------
Cash flows from operating activities:
-------------------------------------
  Net Income/(Loss)                                           $     241,198            $   (361,193)
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Equity in undistributed Income/
        (losses) of the Bank                                       (253,181)                341,085
      Amortization of organization costs                              4,850                     675
  (Decrease) in other assets                                          4,999                 (18,500)
  Increase in payables                                               12,943                  10,273
                                                              -------------            ------------
Net cash used by operating activities                         $      10,809            $    (27,660)
                                                              -------------            ------------

Cash flows from investing activities:
-------------------------------------
  Purchase of Building                                             (185,988)                    - -
  Purchase of Bank stock                                      $    (700,000)           $ (4,800,000)
                                                              -------------            ------------
Net cash used by investing activities                         $    (885,988)           $ (4,800,000)
                                                              -------------            ------------

Cash flows from financing activities:
-------------------------------------
  Proceeds from sale of stock, net                            $         - -            $  5,972,407
                                                              -------------            ------------
Net cash provided from financing activities                   $         - -            $  5,972,407
                                                              -------------            ------------

Net (decrease) in cash
   and cash equivalents                                       $    (875,179)           $  1,144,747
Cash and cash equivalents,
  beginning of year                                               1,144,747                     - -
                                                              -------------            ------------

Cash and cash equivalents, end of year                        $     269,568            $  1,144,747
                                                              =============            ============

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

                                                                    Position with
                             Name                                      Company
            --------------------------------------   -------------------------------------------
                      Charles A. Balfour                           Class I Director

                  Clifford S. Campbell, Jr.                        Class I Director

                      Stephen H. Cheney                 President, Chief Executive Officer and
                                                                   Class I Director

                   Charles E. Hancock, M.D.                       Class II Director

                    Charles H. Hodges, III              Executive Vice President and Class II
                                                                       Director

                      Harold L. Jackson                           Class II Director

                   Charles W. McKinnon, Jr.                       Class III Director

                    Cochran A. Scott, Jr.                         Class III Director

                  Richard L. Singletary, Jr.                      Class III Director


          Each of the above persons has been a director of the Company since March 31, 1995. The Company has a classified Board of Directors whereby one-third of the members will be elected each year at the Company's Annual Meeting of Shareholders. Upon such election, each director of the Company will serve for a term of three years. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board.

          CHARLES A. BALFOUR, age 33, served as Vice President of Balfour Pulpwood Company, Inc., a family-owned business, from 1989 to 1994 and since 1994, has served as President. From 1992 to January 1995, he served on the Advisory Board of Directors of Trust Company Bank of South Georgia, N.A. He is presently a member of the Balfour Foundation, which supports a wide array of community and charitable organizations.

          CLIFFORD S. CAMPBELL, JR., age 68, has been retired since 1989. From 1969 to 1989, he was the Chairman, President and Chief Executive Officer of C&S Bank of Thomas County and subsequently C&S National Bank - Thomasville. For fifteen years prior to 1969, Mr. Campbell held numerous positions with both Trust Company Bank of Georgia in Atlanta and the C&S Bank of Albany. Mr. Campbell remains active in numerous civic affairs. He is currently a member of the Board of Directors and past Chairman of Archbold Medical Center. He also serves on the Boards of Thomasville Rotary Club, Thomas County Historical Society and the Thomasville/Thomas County Chamber of Commerce, each of which he is past President. Mr. Campbell also served as a member of the Thomasville City Board of Education.

          STEPHEN H. CHENEY, age 38, has served as President of the Company since its inception in March 1995. Mr. Cheney joined Trust Company Bank of South Georgia, N.A. in February 1985, and from 1987 to January 1995, served as President of the Thomasville Division. From 1981 to 1985, Mr. Cheney spent two years with an accounting firm and two years in private business. In addition to his profession, Mr. Cheney is presently a member of the Thomasville Payroll Development Authority, the Industrial Development Committee and Thomasville Team 2000. He is also immediate past Chairman of the Thomasville/Thomas County Chamber of Commerce and former Vice Chairman of the Thomasville Housing Authority.

          CHARLES E. HANCOCK, M.D., age 37, is a Board Certified Orthopedic Surgeon in private practice in Thomasville, Georgia at the Thomasville Orthopedic Center where he has practiced since 1991 and he is currently a managing partner. He is a member of The American Academy of Orthopedic Surgeons. Dr. Hancock is also affiliated with the Archbold Medical Center and the Medical Association of Georgia. He currently serves on the Board of the Thomasville Rotary Club and the Thomasville Y.M.C.A.

          CHARLES H. HODGES, III, age 31, has served as Executive Vice President of the Company since its inception in January 1995. Mr. Hodges joined C&S National Bank (now NationsBank) in Atlanta, Georgia in March 1986, and was promoted to Credit Manager in the Factoring Division where he served until July 1987. From July 1987 to January 1995, he served as Vice President of the Thomasville Division of Trust Company Bank of South Georgia, N.A. In addition, Mr. Hodges serves as treasurer and board member of several key organizations, including United Way, Downtown Development Authority, Thomasville Ducks Unlimited, Thomasville Mainstreet, and Thomasville Music and Drama Troupe.

          HAROLD L. JACKSON, age 48, is the President and General Manager of Petroleum Products, Inc., a distributor of fuel and oil products to retail, industrial and agricultural customers throughout South Georgia. From 1992 to January 1995, Mr. Jackson served as a member of the Advisory Board of Directors of Trust Company Bank of South Georgia, N.A. He is also a member and past President of the Thomasville Shriners Club and is a member of the Masonic Lodge.

          CHARLES W. MCKINNON, JR., age 62, is the Owner/Broker of First Thomasville Realty, Ltd., one of the largest real estate companies in Southwest Georgia. He has been actively involved in selling and developing shopping centers, food stores, office buildings and warehouses. His civic and professional leadership roles, past and present, include City Commissioner, director of NationsBank, director of Industrial Development for City of Thomasville, director of Thomasville/Thomas County Chamber of Commerce, member of Georgia Development Council, lifetime membership in Thomasville Area Board's Million Dollar Club, Real Estate Leaders of America, International Council of Shopping Centers, National Association of Realtors, and Farm and Land Institute.

          COCHRAN A. SCOTT, JR., age 40, has served as President of Scott Hotels, Inc. since 1996 and from 1987 to 1995 was the President of C.A. Scott Construction Co., a commercial contracting firm specializing in roofing systems. Mr. Scott served on the Advisory Board of Directors of Trust Company Bank of South Georgia, N.A. for six years until resigning in January 1995. He is presently a member of the Board of Directors of the Thomasville/Thomas County Chamber of Commerce and City of Thomasville Contractor Board.

          RICHARD L. SINGLETARY, JR., age 37, joined First National Bank of Atlanta in 1982 where he advanced to Commercial Loan Officer before leaving to work for Sing Oil Company in 1985. After Sing Oil Company was sold to Amoco Oil Company in 1990, he began developing residential and multi-family real estate in Tallahassee, Florida. Today, he is the President of four development companies. Mr. Singletary is also a member of the Thomasville City Council, The Brookwood School Board of Directors, and is a former member of the Advisory Board of Directors of Trust Company Bank of South Georgia, N.A.

          There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

          The Company is not subject to the requirement of Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION

          The following table provides certain summary information for the fiscal years ended December 31, 1996 and 1995 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer. None of the other executive officers of the Company had total annual salary and bonus which exceeded $100,000 during the last fiscal year.

                           SUMMARY COMPENSATION TABLE




                                                                  Long Term Compensation


          Name and              Annual Compensation            Restricted       Number of       All other
          Principal         --------------------------           Stock           Options         Compen-
          Position          Year      Salary     Bonus         Awards ($)        Awarded        sation(1)
          --------          ----      ------     -----         ----------        -------        ---------
 Stephen H. Cheney          1996      $75,000     $15,000     $1,864(2)(3)          --           $1,250
    President and Chief
    Executive Officer       1995       65,500          --     $  450(2)           15,000         $   --

--------------------------
(1)       Represents matching contributions under the Company's 401(k) plan.
(2) Represents earned but unissued shares of restricted stock granted at various times during fiscal 1996 and 1995 pursuant to the directors' deferred compensation plan. Because there is no organized trading market for the Company's Common Stock, the dollar value of the restricted stock awarded in 1996 was computed by reference to the average book value of the Company's Common Stock during fiscal 1996 and the dollar value of the restricted stock awarded in 1995 was computed by reference to the offering price per share of Common Stock of the Company in a public offering of Common Stock completed in 1995. See "--Compensation of Directors."
(3) During fiscal 1996, Mr. Cheney earned an aggregate of 195 shares of restricted Common Stock pursuant to the directors' deferred compensation plan, the fair market value of which was $1,899 as of December 31, 1996. Because there is no organized trading market for the Company's Common Stock, fair market value was calculated by reference to the book value of the Company's Common Stock as of December 31, 1996. See "--Compensation of Directors."

EMPLOYMENT AGREEMENT

          On March 7, 1995, the organizers of the Company entered into a three-year Employment Agreement with Stephen H. Cheney, pursuant to which Mr. Cheney will be paid an annual salary of $75,000, which will be increased to $85,000 per year by the Bank's Board of Directors if the Bank becomes profitable on a cumulative basis. The Employment Agreement provides that during its term, Mr. Cheney will be entitled to an annual bonus of 5% of the Bank's pretax profits based on a formula determined by the Bank's Board of Directors, such bonus not to exceed 30% of his annual salary. The Employment Agreement provides for the grant of stock options to acquire 15,000 shares of the Company's Common Stock upon the Bank's commencement of business at a purchase price equal to $10.00 per share. Such options will become exercisable at the rate of 3,000 shares per year so long as Mr. Cheney remains employed by the Bank and shall remain exercisable for ten years after the date of initial grant.

          The Employment Agreement also provides that Mr. Cheney shall receive the use of an automobile and such other benefits as the Company generally makes available to its senior executives.

          Mr. Cheney has agreed to a non-compete and non-solicitation provision, pursuant to which he agrees that through the actual date of termination of the Employment Agreement and for a period of five years thereafter, he shall not, without the prior written consent of the Company, within Thomas County, Georgia, be employed in the banking business in any capacity. Mr. Cheney has also agreed that during such period, he will not, without the prior written consent of the Bank, employ or attempt to employ any employees of the Bank or cause an employee of the Bank to work elsewhere.

          The Employment Agreement provides that the Company may terminate Mr. Cheney for any reason upon majority vote of the Board of Directors of the Company and the Bank.

          On March 7, 1995, the organizers of the Company entered into a three-year Employment Agreement with Charles H. Hodges, III, containing identical provisions to the Employment Agreement entered into with Mr. Cheney, except that Mr. Hodges' annual salary is $65,000 per year, which will be increased to $75,000 if the Bank becomes profitable on a cumulative basis. All the other provisions of Mr. Hodges' Employment Agreement are identical to Mr. Cheney's.

          No other officers or directors of the Company have received any cash compensation for services to the Company.

COMPENSATION OF DIRECTORS

          In March 1996 the Board of Directors of the Company approved a deferred compensation plan (the "Directors' Plan") for the Company's directors calling for the issuance of restricted stock grants to directors to compensate each director for each Board meeting and Committee meeting attended. The Directors' Plan provides that each director is deemed to have earned shares of restricted stock in the amount of five shares of the Company's Common Stock for each Bank and each Company Committee meeting attended and ten shares for each Bank and each Company Board of Directors meeting attended. The shares of restricted stock earned pursuant to the terms of the Directors' Plan do not vest and will not be granted until the earlier to occur of either the retirement of the director from the Company's Board of Directors or a change in control of the Company. One of the Company's directors has elected not to participate in the Directors' Plan and has elected to receive in lieu of restricted stock $100 for each Bank and Company Board of Directors meeting attended and $50 for each Bank and Company Committee meeting attended. During fiscal 1996, an aggregate of 1,215 shares of restricted stock were earned under the Directors' Plan.

STOCK OPTIONS

          No stock options were granted to the Chief Executive Officer during the fiscal year ended December 31, 1996. The following table presents information regarding the value of unexercised options held at December 31, 1996 by Stephen H. Cheney. No stock options were exercised and there were no SARs outstanding during fiscal 1996.

                                                  NUMBER OF
                                             UNEXERCISED OPTIONS                  VALUE OF UNEXERCISED
                                                  AT FY-END                       IN-THE-MONEY OPTIONS
                                                     (#)                               AT FY-END
                                             -------------------                  --------------------
                                                EXERCISABLE/                        EXERCISABLE (1)/
 NAME                                           UNEXERCISABLE                        UNEXERCISABLE
 ----                                           -------------                        -------------
 Stephen H. Cheney                               3,000/12,000                             $0/$0

____________________

(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1996 ($9.74) and the exercise price of such options. Because no organized trading market exists for the Common Stock of the Company, the fair market value was computed by reference to the book value of the Common Stock as of December 31, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information as of March 15, 1997 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

                     Name of                              Number of                  Percent of
                 Beneficial Owner                         Shares(1)                    Total
                 ----------------                         ---------                  ----------
            Charles A. Balfour                            10,000 (2)                     1.7%

            Clifford S. Campbell, Jr.                      1,150 (3)                      *

            Stephen H. Cheney                             26,013 (4)                     4.3%

            Charles E. Hancock, M.D.                      10,000                         1.7%

            Charles H. Hodges, III                        15,861(5)                      2.6%

            Harold L. Jackson                              10,000                        1.7%

            Charles W. McKinnon, Jr.                      10,000 (6)                     1.7%

            Cochran A. Scott, Jr.                         14,000 (7)                     2.3%

            Richard L. Singletary, Jr.                    40,455 (8)                     6.7%
                                                         -------                        ----

            All Directors and Officers as a
            Total (9 persons)                            137,479                        22.5%

*  Less than 1% of shares outstanding.

------------------

(1) Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.
         The percentages are based upon 600,000 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties who hold presently exercisable options are based upon the sum of 600,000 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.
(2) Includes 2,000 shares held by Mr. Balfour as custodian for his children.
(3) Represents shares held in Mr. Campbell's individual retirement account.
(4) Includes 6,000 shares subject to presently exercisable stock options, 2,952 shares held in Mr. Cheney's individual retirement account, 361 shares held in Mr. Cheney's wife's individual retirement account and 15,000 shares held in Mr. Cheney's father's individual retirement account for the benefit of Mr. Cheney.
(5) Includes 6,000 shares subject to presently exercisable stock options, 5,044 shares held in Mr. Hodges' individual retirement account, 827 shares held by Mr. Hodges as custodian for his children and 2,900 shares owned jointly with his wife.
(6) Includes 6,100 shares held in Mr. McKinnon's individual retirement account.
(7) Includes 9,000 shares owned by Mr. Scott's wife and 5,000 shares held in Mr. Scott's individual retirement account.
(8) Includes 2,623 shares held in Mr. Singletary's individual retirement account, 3,900 shares held as custodian for his children, 5,000 shares owned by Mr. Singletary's wife and 4,743 shares held in Mr. Singletary's wife's individual retirement account. Mr. Singletary's address is 102 Chukkars Drive, Thomasville, Georgia 31792.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Bank extends loans from time to time to certain of the Company's directors, their associates and members of the immediate families of the directors and executive officers of the Company. These loans are be made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from a Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 33-91536 (referred to as "SB-2"). The exhibit numbers correspond to the exhibit numbers in the referenced document.


          Exhibit No.                                             Description of Exhibit
          -----------          ------------------------------------------------------------------------------------------
             *3.1        -     Articles of Incorporation of the Company (SB-2)

             *3.2        -     Bylaws of the Company (SB-2)

            *10.1        -     Employment Agreement dated March 7, 1995 between the Company and Stephen H. Cheney (SB-2)

            *10.2        -     Employment Agreement dated March 7, 1995 between the Company and Charles H. Hodges, III
                               (SB-2)

            *10.3        -     Purchase Agreement dated February 3, 1995 between Carlos G. Gay, on the one hand, and
                               Stephen H. Cheney and Charles H. Hodges, III, on the other, for the property located 301
                               North Broad Street, Thomasville, Georgia (SB-2)

            *10.4        -     Amendment, dated May 11, 1995, to Purchase Agreement dated February 3, 1995 between
                               Carlos G. Gay, on the one hand, and Stephen H. Cheney and Charles H. Hodges, III, on the
                               other, for the property located at 301 North Broad Street, Thomasville, Georgia (SB-2)

             21.1        -     Subsidiaries of the Registrant

             27.1        -     Financial Data Schedule (for SEC use only)


          (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 1996.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THOMASVILLE BANCSHARES, INC.

Dated:  March 25, 1997                         By:  /s/ Stephen H. Cheney
                                                    --------------------------------------------
                                                    Stephen H. Cheney
                                                    President and Chief Executive Officer
                                                    (Principal Executive and Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     Signature                                       Title                             Date
                     ---------                                       -----                             ----
  /s/ Stephen H. Cheney                             President and Chief Executive Officer         March 25, 1997
  --------------------------------------------      (Principal Executive and Accounting
  Stephen H. Cheney                                 Officer) and Director



  /s/ Charles H. Hodges, III                        Executive Vice President and Director         March 26, 1997
  --------------------------------------------
  Charles H. Hodges, III


  /s/ Charles A. Balfour                            Director                                      March 25, 1997
  --------------------------------------------
  Charles A. Balfour


  /s/ Clifford S. Campbell, Jr.                     Director                                      March 25, 1997
  --------------------------------------------
 Clifford S. Campbell, Jr.



  /s/ Charles E. Hancock, M.D.                      Director                                      March 26, 1997
  --------------------------------------------
 Charles E. Hancock, M.D.


  /s/ Harold L. Jackson                             Director                                      March 26, 1997
  --------------------------------------------
  Harold L. Jackson



  /s/ Charles W. McKinnon, Jr.                      Director                                      March 25, 1997
  --------------------------------------------
  Charles W. McKinnon, Jr.


  /s/ Cochran A. Scott, Jr.                         Director                                      March 26, 1997
  --------------------------------------------
  Cochran A. Scott, Jr.


  /s/ Richard L. Singletary, Jr.                    Director                                      March 26, 1997
  --------------------------------------------
  Richard L. Singletary, Jr.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

       No annual report or proxy material has been sent to security holders as of the date of filing this report. An annual report and proxy materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB, and the Registrant will furnish copies of such material to the Commission when they are sent to security holders.

                                 EXHIBIT INDEX


           Exhibit
              No                              Description                              Page
           -------                     --------------------------                      ----
            21.1                       Subsidiaries of Registrant
            27.1                       Financial Data Schedule (for SEC use only)