Form 10QSB
period 1997-03-31
THOMASVILLE BANCSHARES INC
filed 1997-05-14
CIK 944468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934
         For the quarterly period ended March 31, 1997.

                              OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                   to
                                        ------------------   -------------------

                          Commission File No. 33-91536

                          THOMASVILLE BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Georgia                                        58-2175800
------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

               301 North Broad Street Thomasville, Georgia 31792
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (912) 226-3300
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

         Common stock, $1.00 par value per share 600,000 shares issued and outstanding as of May 9, 1997.

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                           CONSOLIDATED BALANCE SHEETS

                                                  March 31,        December 31,
                                                    1997               1996
ASSETS                                           (Unaudited)        (Unaudited)
------                                           -----------       ------------
Cash and due from banks                          $  1,456,205      $  1,801,255
Federal funds sold                                  3,405,382         3,826,980
                                                 ------------      ------------
  Total cash and cash equivalents                $  4,861,587      $  5,628,235
Investment securities:
 Securities available-for-sale,
 at market value                                    3,644,969         2,652,000
Loans, net                                         37,593,607        33,091,618
Property & equipment, net                           2,417,269         1,913,536
Other assets                                          535,137           466,776
                                                 ------------      ------------
  Total Assets                                   $ 49,052,569      $ 43,752,165
                                                 ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
 Non-interest bearing deposits                   $  7,520,576      $  6,815,217
 Interest bearing deposits                         34,970,165        30,882,302
                                                 ------------      ------------
  Total deposits                                 $ 42,490,741      $ 37,697,519
Other liabilities                                     631,591           208,389
                                                 ------------      ------------
 Total Liabilities                               $ 43,122,332      $ 37,905,908
                                                 ------------      ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value,
 10,000,000 shares authorized,
 600,000 shares issued & outstanding             $    600,000      $    600,000
Paid-in-capital                                     5,372,407         5,372,407
Retained deficit                                      (21,866)         (119,995)
Unrealized (loss)
 securities available-for-sale                        (20,304)           (6,155)
                                                 ------------      ------------
 Total Shareholders' Equity                      $  5,930,237      $  5,846,257
                                                 ------------      ------------
 Total Liabilities and
  Shareholders' Equity                           $ 49,052,569      $ 43,752,165
                                                 ============      ============


                   Refer to notes to the financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                        CONSOLIDATED STATEMENTS OF INCOME


                                                          For the three months
                                                             ended March 31,
                                                          --------------------
                                                           1997           1996
                                                           ----           ----
Interest income                                          $903,250       $444,668
Interest expense                                          397,684        146,156
                                                         --------       --------

Net interest income                                      $505,566       $298,512

Provision for possible loan losses                         36,000         30,000
                                                         --------       --------

Net interest income after provision
 for possible loan losses                                $469,566       $268,512
                                                         --------       --------

Other income
 Gain on sale of mortgage loans                          $    576       $  1,758
 Service charges                                           12,596          5,072
 Other fees                                                58,470         18,494
 Rental income                                              5,400          2,048
                                                         --------       --------
  Total other income                                     $ 77,042       $ 27,372
                                                         --------       --------

Salaries and benefits                                    $180,550       $123,183
Rent                                                          135          8,489
Depreciation                                               12,300         20,520
Amortization                                                2,806          2,806
Data processing                                             7,076          5,718
Regulatory fees and assessments                             7,193          3,940
Other operating expenses                                  165,920         94,100
                                                         --------       --------
  Total operating expenses                               $375,980       $258,756
                                                         --------       --------

Net income before taxes                                  $170,628       $ 37,128

Income taxes                                               72,500             --
                                                         --------       --------

Net income                                               $ 98,128       $ 37,128
                                                         ========       ========


Net income per share                                     $    .16       $    .06
                                                         ========       ========


                   Refer to notes to the financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                              March 31,
                                                       ---------------------
                                                       1997             1996
                                                       ----             ----
Cash flows from operating activities:              $   508,215      $   126,853
                                                   -----------      -----------

Cash flows from Investing Activities:
  Purchase of fixed assets                         $  (516,033)     $  (290,794)
  (Increase) in loans                               (4,537,989)      (7,748,070)
  Purchase of securities, AFS                       (1,014,063)              --
                                                   -----------      -----------
Net cash used in investing activities              $(6,068,085)     $(8,038,864)
                                                   -----------      -----------

Cash flows from Financing Activities:
  Increase in deposits                             $ 4,793,222      $ 7,144,256
                                                   -----------      -----------
Cash (used by) financing activities                $ 4,793,222      $ 7,144,256
                                                   -----------      -----------

Net (decrease) in cash
 and cash equivalents                              $  (766,648)     $  (767,755)
Cash and cash equivalents,
 beginning of period                                 5,628,235        6,768,244
                                                   -----------      -----------
Cash and cash equivalents,
 end of period                                     $ 4,861,587      $ 6,000,489
                                                   ===========      ===========




                   Refer to notes to the financial statements.

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1996.


NOTE 2 - SUMMARY OF ORGANIZATION

         Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on March 30, 1995, for the purpose of becoming a bank holding company for a proposed national bank, Thomasville National Bank (the "Bank") to be located in Thomasville, Georgia. In an initial public offering conducted during 1995, the Company sold and issued 600,000 shares of its $1.00 par value common stock. Proceeds from the above offering amounted to $5,972,407, net of selling expenses. All regulatory approvals were obtained prior to commencement of operations on October 2, 1995. The Company owns 100% of the Bank's issued and outstanding common stock.


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

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


         Organizational Costs. In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank opened for business. These capitalized costs are amortized over a sixty-month period using the straight line method. As of March 31, 1997, total organizational costs, net of accumulated amortization, amounted to $39,284.

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

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


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

                          THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


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

         Net Income Per Share. Net income per share was calculated using 600,000 as the average number of shares outstanding for the period ended March 31, 1997. For the three-month period ended March 31, 1997 net income per share was $.16.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated in Georgia on March 30, 1995 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Thomasville National Bank, Thomasville, Georgia ("Bank"). In a public offering conducted during 1995, the Company sold and issued 600,000 shares of its own $1.00 par value common stock. Proceeds from the above stock offering amounted to $5,972,407, net of selling expenses. The Company purchased 100% of the Bank's common stock by injecting $4.8 million into the Bank's capital accounts immediately prior to commencement of banking operations on October 2, 1995. Subsequently, the Company injected an additional $700,000 into the Bank's capital accounts.

Total consolidated assets increased by $5.3 million to $49.1 million during the three-month period ended March 31, 1997. The increase was generated through a $4.8 million increase in deposits, and $400,000 and $100,000 increases in payables and retained profits, respectively. The funds were used to increase loans by $4.5 million, and investment securities by $1.0 million. In addition, cash and cash equivalents were reduced in order to fund the $500,000 purchase of property and equipment.


Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customer. The March 31, 1997 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.9 million, representing 10.0% of total assets. Investment securities, which amounted to $3.6 million or 7.3% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. In addition, the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended March 31, 1997, total deposits increased from $37.7 million to $42.5 million, representing an annualized increase of 45.2%. There are no assurances, however, that this level of growth can be maintained. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                             Bank's      Minimum required
                        March 31, 1997     by regulator
                        --------------     ------------
Leverage ratio               12.0%             4.0%
Risk weighted ratio          16.2%             8.0%

Note that with respect to the leverage ratio, the OCC expects a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 12.0% is well above the required minimum.


Results of Operations

Net income for the three-month period ended March 31, 1997 amounted to $98,128, or $.16 per share. These results compare favorably to the March 31, 1996 net income of $37,128, or $.06 per share. The primary reasons for the increase in net income are as follows:

         a. Average total earning assets have increased from $21.2 million at March 31, 1996 to $41.6 million at March 31, 1997. The net increase of $20.4 million represents a 96.2% increase over a twelve-month period. There can be no assurances, however, that this level of growth can be maintained.

         b. As a consequence to the increase in earning assets, interest income, the most significant of all revenue items, increased from $444,668 for the three-month period ended March 31, 1996 to $903,250 for the three-month period ended March 31, 1997. The increase of $458,582 represents a 103.1% increase over a twelve-month period. Again, there can be no assurances that the Company can continue to maintain this level of growth.

         c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

                  The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.


     Interest                                              Interest
  Earning Assets/                         Average           Income/       Yield/
Bearing Liabilities                       Balance            Cost          Cost
-------------------                     -----------       -----------     ------
Federal funds sold                      $ 2,766,759       $    37,923      5.48%
Securities                                2,862,114            40,879      5.71%
Loans                                    36,009,804           824,448      9.16%
                                        -----------       -----------      ----
  Total                                 $41,638,677       $   903,250      8.68%
                                        -----------       -----------      ----

Deposits and borrowings                 $39,724,406       $   397,684      4.00%
                                        -----------       -----------      ----

Net interest income                                       $   505,566
                                                          ===========

Net yield on earning assets                                                4.86%
                                                                           ====


Net interest income has increased from $298,512 for the three-month period ended March 31, 1996 to $505,566 for the same period one year later, a net increase of $207,054, or 69.4%.

         d. Other income has increased from $27,372 for the three-month period ended March 31, 1996 to $77,042 for the same period one year later. This increase is primarily due to the increase in volume of transaction accounts. Other income as a percent of total assets has increased from .39% for the three-month period ended March 31, 1996 to .63% for the three-month period ended March 31, 1997.

         e. Total operating expenses have increased from $258,756 for the three-month period ended March 31, 1996 to $375,980 for the same period one year later. Despite the increase, however, total operating expenses as a percent of total assets declined from 3.66% to 3.07% over the one year span from March 31, 1996 to March 31, 1997. The decline in the above ratio is an indication of an increased efficiency attained largely due to economies of scale.

At December 31, 1996, the allowance for loan losses amounted to $447,626. By March 31, 1997, the allowance had grown to $483,156. Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, declined from 1.33% to 1.27% during the three-month period ended March 31, 1997. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits.
                  -27.1 - Financial data schedule (for SEC use only).

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THOMASVILLE BANCSHARES, INC.



Date: May 12, 1997             BY:  /s/ Stephen H. Cheney
      ------------                 ---------------------------------------------
                                   Stephen H. Cheney
                                   President and Chief Executive Officer
                                   (Principal Executive, Financial and
                                   Accounting Officer)