Form 10QSB
period 1997-06-30
THOMASVILLE BANCSHARES INC
filed 1997-08-13
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 1997.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to

                  Commission File No. 33-91536

                THOMASVILLE BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)


        Georgia                          58-2175800
(State of Incorporation)   (I.R.S. Employer Identification No.)

301 North Broad Street, Thomasville, Georgia  31792
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

	Common stock, $1.00 par value per share 600,000 shares issued and outstanding as of August 10, 1997.

	Transitional Small Business Disclosure Format (Check one):
                    Yes               No  X
                         (Page 1 of 16)


PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

	THOMASVILLE BANCSHARES, INC.
	Thomasville, Georgia
		Consolidated Balance Sheets

                                      June 30,      December 31,
                                         1997           1996
ASSETS                               (Unaudited)    (Unaudited)

Cash and due from banks              $ 2,968,944     $ 1,801,255
Federal funds sold                     5,199,297       3,826,980
  Total cash and cash equivalents    $ 8,168,241     $ 5,628,235
Investment securities:
 Securities available-for-sale,
 at market value                       3,660,938       2,652,000
Loans, net                            44,135,713      33,091,618
Property & equipment, net              2,513,943       1,913,536
Other assets                             553,806         466,776
  Total Assets                       $59,032,641     $43,752,165


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits       $ 9,126,156     $ 6,815,217
 Interest bearing deposits            42,941,180      30,882,302
  Total deposits                     $52,067,336     $37,697,519
Other liabilities                        880,431         208,389
 Total Liabilities                   $52,947,767     $37,905,908

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value,
 10,000,000 shares authorized,
 600,000 shares issued & outstanding $   600,000     $   600,000
Paid-in-capital                        5,372,407       5,372,407
Retained earnings (deficit)              121,760        (119,995)
Unrealized (loss)
 securities available-for-sale            (9,293)         (6,155)
 Total Shareholders' Equity          $ 6,084,874     $ 5,846,257
 Total Liabilities and
  Shareholders' Equity               $59,032,641     $43,752,165



	Refer to notes to the financial statements.


	THOMASVILLE BANCSHARES, INC.
	Thomasville, Georgia
	Consolidated Statements of Income


                                         For the three months
                                            ended June 30,
                                         1997            1996

Interest income                       $1,079,410    $  590,443
Interest expense                         476,546       229,146

Net interest income                   $  602,864    $  361,297

Provision for possible loan losses        36,000        81,000

Net interest income after provision
 for possible loan losses             $  566,864    $  280,297

Other income
 Gain on sale of mortgage loans       $      399    $      725
 Service charges                          14,976         7,528
 Other fees                               77,543        38,396
 Rental income                             5,400         5,400
  Total other income                  $   98,318    $   52,049

Salaries and benefits                 $  201,127    $  137,563
Advertising                               38,649        15,548
Rent                                         135         6,400
Depreciation                              32,385        21,945
Amortization                               2,806         2,806
Data processing                            7,344         5,444
Regulatory fees and assessments            6,767         4,439
Other operating expenses                 118,142       101,419
  Total operating expenses            $  407,355    $  295,564

Net income before taxes               $  257,827    $   36,782

Income taxes                             114,200          - -

Net income                            $  143,627    $   36,782


Net income per share                  $      .23    $      .06






	Refer to notes to the consolidated financial statements.


	THOMASVILLE BANCSHARES, INC.
	Thomasville, Georgia
	Consolidated Statements of Income


                                          For the six months
                                            ended June 30,
                                         1997            1996

Interest income                       $1,982,660    $1,035,111
Interest expense                         874,230       375,302

Net interest income                   $1,108,430    $  659,809

Provision for possible loan losses        72,000       111,000

Net interest income after provision
 for possible loan losses             $1,036,430    $  548,809

Other income
 Gain on sale of mortgage loans       $      975    $    2,483
 Service charges                          27,572        12,600
 Other fees                              136,013        56,890
 Rental income                            10,800         7,448
  Total other income                  $  175,360    $   79,421

Salaries and benefits                 $  381,677    $  260,746
Advertising                              105,599        33,735
Rent                                         270        14,889
Depreciation                              44,685        42,465
Amortization                               5,612         5,612
Data processing                           14,420        11,162
Regulatory fees and assessments           13,960         8,379
Other operating expenses                 217,112       177,332
  Total operating expenses            $  783,335    $  554,320

Net income before taxes               $  428,455    $   73,910

Income taxes                             186,700          - -

Net income                            $  241,755    $   73,910



Net income per share                  $      .39    $      .12





	Refer to notes to the consolidated financial statements.


	THOMASVILLE BANCSHARES, INC.
	Thomasville, Georgia
	Consolidated Statements of Cash Flows
	(Unaudited)


                                               For the six-month period
                                                    Ended June 30,
                                               1997                1996

Cash flows from operating activities:       $    945,439   $    (22,667)

Cash flows from Investing Activities:
  Purchase of fixed assets                  $   (645,092)  $   (235,669)
  Purchase of securities, AFS                 (1,014,063)          - -
  (Increase) in loans                        (11,116,095)   (14,025,774)
Net cash used by investing activities       $(12,775,250)  $(14,261,443)

Cash flows from Financing Activities:
  Increase in deposits                        14,369,817     11,203,407
Net cash provided from financing activities $ 14,369,817   $ 11,203,407

Net increase in cash and cash equivalents   $  2,540,006   $ (3,080,703)
Cash and cash equivalents,
 beginning of period                           5,628,235      6,768,244
Cash and cash equivalents, end of period    $  8,168,241   $  3,687,541
























	Refer to notes to the financial statements.


	THOMASVILLE BANCSHARES, INC.
	Thomasville, Georgia
	Notes to Consolidated Financial Statements (Unaudited)
	June 30, 1997


Note 1 - Basis of Presentation

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1996.


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

	Organizational Costs. In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank opened for business. These capitalized costs are amortized over a sixty-month period using the straight line method. As of June 30, 1997, total organizational costs, net of accumulated amortization, amounted to $36,478.

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

	Net Income Per Share. Net income per share was calculated using 612,000 as the average number of common stock equivalents outstanding for the period ended June 30, 1997. For the six-month period ended June 30, 1997 net income per share was $.39.


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

Total consolidated assets increased by $15.3 million to $59.0 million during the six-month period ended June 30, 1997. The increase was generated through a $14.4 million increase in deposits, and $700,000 and $200,000 increases in payables and retained profits, respectively. The funds were used to increase loans by $11.0 million, investment securities by $1.0 million, federal funds sold by $1.4 million, property and equipment by $.6 million and other miscellaneous assets by $1.2 million.


Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1997 financial statements evidence a sound liquidity position as total cash and cash equivalents amounted to $8.2 million, representing 13.8% of total assets. Investment securities, which amounted to $3.7 million or 6.2% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. In addition, the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the six-month period ended June 30, 1997, total deposits increased from $37.7 million to $52.1 million, representing an annualized increase of 76.2%. The growth in deposits is primarily attributed to the opening of the new, permanent building from which the Bank operates. The increase in work space allows the Bank to hire additional staff and to increase the level of operations. There are no assurances, however, that the level of growth can be maintained. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

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

                            Bank's      Minimum required
                        June 30, 1997     by regulator
Leverage ratio               10.7%             4.0%
Risk weighted ratio          14.4%             8.0%

Note that with respect to the leverage ratio, the OCC expects a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 10.7% is well above the required minimum.


Results of Operations

Net income for the six-month period ended June 30, 1997 amounted to $241,755, or $.39 per share. These results compare favorably to the June 30, 1996 net income of $73,910, or $.12 per share. The primary reasons for the increase in net income are as follows:

	a.	Average total earning assets have increased from $24.5 million at June 30, 1996 to $45.1 million at June 30, 1997. The net increase of $20.6 million represents an 84.1% increase over a twelve-month period. There can be no assurances, however, that this level of growth can be maintained.

	b.	As a consequence to the increase in earning assets, interest income, the most significant of all revenue items, increased from $1,035,111 for the six-month period ended June 30, 1996 to $1,982,660 for the six-month period ended June 30, 1997. The increase of $947,549 represents a 91.5% increase over a twelve-month period. Again, there can be no assurances that the Company can continue to maintain this level of growth.

	c.	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. Net interest income has increased from $505,566 for the six-month period ended June 30, 1996 to $1,108,430 for the same period one year later, a net increase of $448,621, or 68.0%.


	The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

      Interest                            Interest
  Earning Assets/           Average        Income/      Yield/
Bearing Liabilities         Balance         Cost         Cost
Federal funds sold       $ 3,195,920    $   87,017       5.45%
Securities                 3,252,364        94,122       5.79%
Loans                     38,702,092     1,801,521       9.31%
  Total                  $45,150,376    $1,982,660       8.78%

Deposits and borrowings  $43,338,653    $  874,230       4.03%

Net interest income                     $1,108,430

Net yield on earning assets                              4.91%


	d.	Other income has increased from $79,421 for the six-month
period ended June 30, 1996 to $175,360 for the same period one year later.
 This increase is primarily due to the increase in volume of transaction accounts. Other income as a percent of total assets has increased from .49% for the six-month period ended June 30, 1996 to
 .59% for the six-month period ended June 30, 1997.

	e.	Total operating expenses have increased from $554,320 for the six-month period ended June 30, 1996 to $783,335 for the same period one year later. Despite the increase, however, total operating expenses as a percent of total assets declined from 3.42% to 2.65% over the one year period from June 30, 1996 to June 30, 1997. The decline in the above ratio is an indication of an increased efficiency attained largely due to economies of scale.

	f.	Provisions for loan losses have declined from $111,000 for the six-month period ended June 30, 1996 to $72,000 for the six-month period ended June 30, 1997.

For the three-month period ended June 30, 1997, net income amounted to $143,627, or $.23 per share. These results compare favorably with the net income of $36,782, or $.06 per share for the three-month period ended
June 30, 1996.  The primary reasons for the increase in net income are:
(i) a $22.5 million increase in average earning assets from $25.6 million for the three-month period ended June 30, 1996 to $48.1 million for the three-month period ended June 30, 1997; (ii) a $241,567 increase in net interest income from $361,297 for the three-month period ended June 30, 1996 to $602,864 for the three-month period ended June 30, 1997; (iii) a $46,269 increase in other income from $52,049 for the three-month period ended
June 30, 1996 to $98,318 for the three-month period ended June 30, 1997;
(iv) a $45,000 decrease in provision for loan losses from $81,000 for the three-month period ended June 30, 1996 to $36,000 for the three-month period ended June 30, 1997; and (v) a decrease in operating expenses as a percentage of total assets from 3.65% for the three-month period ended
June 30, 1996 to 2.76% for the three-month period ended June 30, 1997.
At December 31, 1996, the allowance for loan losses amounted to $447,626.
By June 30, 1997, the allowance had grown to $516,271.
Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, declined from 1.33% to 1.16% during the six-month period ended June 30, 1997. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


	PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

	The 1997 Annual Meeting of Stockholders of the Company was held on May 8, 1997. At the meeting the following persons were elected as directors to serve for a term of three years and until their successors are elected and qualified: Charles E. Hancock, M.D., Charles H. Hodges, III and Harold L. Jackson.

	The number of votes cast for and against the election of each nominee for director was as follows:

                                   Votes         Votes
                                    FOR         WITHHELD

  Charles E. Hancock, M.D.        351,667           288
  Charles H. Hodges, III          351,667           288
  Harold L. Jackson               351,667           288

	No other matters were presented or voted for at the Annual Meeting.

	The following persons did not stand for reelection to the Board at the 1997 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Charles A. Balfour, Clifford S. Campbell, Jr., Stephen H. Cheney, Charles W. McKinnon, Jr., Cochran A. Scott, Jr. and Richard L. Singletary, Jr.

Item 6.  Exhibits and Reports on Form 8-K.

		(a)  Exhibits.
		     -27.1 - Financial data schedule (for SEC use only).

		(b)	Reports on Form 8-K.  There were no reports on Form 8-K
filed during the quarter ended June 30, 1997.


                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THOMASVILLE BANCSHARES, INC.
                             (Registrant)


Date: August 12, 1997    BY:  /s/ Stephen H. Cheney
                       	    Stephen H. Cheney
                            President and Chief Executive Officer
                            (Principal Executive, Financial
                             and Accounting officer).


Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Thomasville Bancshares, Inc. unaudited consolidated financial statements for the period ended June 30, 1997 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                    Amount
  9-03(1)        Cash and due from banks           $ 2,968,944
  9-03(2)        Interest bearing deposits                   0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                5,199,297
  9-03(4)        Trading account assets                      0
  9-03(6)        Investment and mortgage backed
                  securities held for sale           3,675,017
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                             0
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                               0
  9-03(7)        Loans                              44,651,984
  9-03(7)(2)     Allowance for losses                  516,271
  9-03(11)       Total assets                       59,032,641
  9-03(12)       Deposits                           52,067,336
  9-03(13)       Short-term borrowings                 567,994
  9-03(15)       Other liabilities                     312,437
  9-03(16)       Long-term debt                              0
  9-03(19)       Preferred stock -
                  mandatory redemption                       0
  9-03(20)       Preferred stock -
                  no mandatory redemption                    0
  9-03(21)       Common stocks                         600,000
  9-03(22)       Other stockholders' equity          5,484,874
  9-03(23)       Total liabilities and
                  stockholders' equity              59,032,641
  9-04(1)        Interest and fees on loans          1,801,521
  9-04(2)        Interest and dividends
                  on investments                       181,139
  9-04(4)        Other interest income                       0
  9-04(5)        Total interest income               1,982,660
  9-04(6)        Interest on deposits                  868,713
  9-04(9)        Total interest expense                874,230
  9-04(10)       Net interest income                 1,108,430
  9-04(11)       Provision for loan losses              72,000
  9-04(13)(h)    Investment securities gains/losses          0
  9-04(14)       Other expenses                        783,335
  9-04(15)       Income/loss before income tax         428,455



Item Number      Item Description                    Amount

  9-04(17)       Income/loss before
                  extraordinary items                  428,455
  9-04(18)       Extraordinary items, less tax               0
  9-04(19)       Cumulative change in
                  accounting principles                      0
  9-04(20)       Net income or loss                    241,755
  9-04(21)       Earnings per share - primary              .40
  9-04(21)       Earnings per share - fully diluted        .39
  I.B.5.         Net yield - interest earning
                  assets - actual                         4.91%
  III.C.1(a)     Loans on non-accrual                        0
  III.C.1(b)     Accruing loans past due
                  90 days or more                            0
  III.C.1(c)     Troubled debt restructuring                 0
  III.C.2.       Potential problem loans                38,000
  IV.A.1         Allowance for loan losses -
                  beginning of period                  447,626
  IV.A.2         Total chargeoffs                        3,826
  IV.A.3         Total recoveries                          471
  IV.A.4         Allowance for loan losses -
                  end of period                        516,271
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                       502,308
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0
  IV.B.3         Loan loss allowance - unallocated      13,963