Form 10QSB
period 1997-09-30
THOMASVILLE BANCSHARES INC
filed 1997-11-17
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 1997.

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

	Common stock, $1.00 par value per share 600,000 shares issued and outstanding as of November 5, 1997.

	Transitional Small Business Disclosure Format (Check one):
                    Yes               No  X
                         (Page 1 of 14)
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

THOMASVILLE BANCSHARES, INC.
Thomasville, Georgia
Consolidated Balance Sheets

                                              September 30,   December 31,
                                                    1997          1996
ASSETS                                         (Unaudited)    (Unaudited)

Cash and due from banks                        $ 2,606,661     $ 1,801,255
Federal funds sold, net                            799,664       3,826,980
  Total cash and cash equivalents              $ 3,406,325     $ 5,628,235
Investment securities:
 Securities available-for-sale,
 at market value                                 3,668,687       2,652,000
Loans, net                                      50,040,435      33,091,618
Property & equipment, net                        2,528,153       1,913,536
Other assets                                       657,387         466,776
  Total Assets                                 $60,300,987     $43,752,165


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits                 $ 8,944,229     $ 6,815,217
 Interest bearing deposits                      44,737,103      30,882,302
  Total deposits                               $53,681,332     $37,697,519
Other liabilities                                  333,474         208,389
 Total Liabilities                             $54,014,806     $37,905,908
Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value,
 10,000,000 shares authorized,
 600,000 shares issued & outstanding           $   600,000     $   600,000
Paid-in-capital                                  5,372,407       5,372,407
Retained earnings (deficit)                        317,476        (119,995)
Unrealized (loss)
 securities available-for-sale                      (3,702)         (6,155)
 Total Shareholders' Equity                    $ 6,286,181     $ 5,846,257
 Total Liabilities and
  Shareholders' Equity                         $60,300,987     $43,752,165


Refer to notes to the financial statements.

THOMASVILLE BANCSHARES, INC.
Thomasville, Georgia
Consolidated Statements of Income
(Unaudited)

                                          Three months ended
                                            September 30,
                                         1997            1996


Interest income                       $1,261,826    $  723,411
Interest expense                         571,515       284,919

Net interest income                   $  690,311    $  438,492

Provision for possible loan losses        36,000       100,000

Net interest income after provision
 for possible loan losses             $  654,311    $  338,492

Other income
 Gain on sale of mortgage loans       $    1,696    $       69
 Gain on sale of other assets              1,145          - -
 Service charges                          16,164        10,384
 Other fees                               69,675        30,159
 Rental income                             5,400         5,400
  Total other income                  $   94,080    $   46,012

Salaries and benefits                 $  211,192    $  149,040
Rent                                          94         6,401
Depreciation                              34,616        22,045
Amortization                               2,806         2,806
Repairs and maintenance                   13,931         6,315
Data processing                           10,378         6,244
Regulatory fees and assessments            6,672         5,727
Other operating expenses                 134,286        95,197
  Total operating expenses            $  413,975    $  293,775

Net income before taxes               $  334,416    $   90,729

Income taxes                             138,700        10,000

Net income                            $  195,716    $   80,729


Net income per share                  $      .32    $      .13


Refer to notes to the consolidated financial statements.

THOMASVILLE BANCSHARES, INC.
Thomasville, Georgia
Consolidated Statements of Income
(Unaudited)

                                          Nine months ended
                                            September 30,
                                         1997            1996


Interest income                       $3,244,486     $1,758,522
Interest expense                       1,445,745        660,221

Net interest income                   $1,798,741     $1,098,301

Provision for possible loan losses       108,000        211,000

Net interest income after provision
 for possible loan losses             $1,690,741     $  887,301

Other income
 Gain on sale of mortgage loans       $    2,671     $    2,552
 Gain on sale of other assets              1,145           - -
 Service charges                          43,736         22,984
 Other fees                              205,688         87,049
 Rental income                            16,200         12,848
  Total other income                  $  269,440     $  125,433

Salaries and benefits                 $  592,869     $  409,786
Rent                                         364         21,290
Depreciation                              79,301         64,510
Amortization                               8,418          8,418
Repairs and maintenance                   35,483         17,525
Data processing                           24,798         17,406
Regulatory fees and assessments           20,632         14,106
Other operating expenses                 435,445        295,054
  Total operating expenses            $1,197,310     $  848,095

Net income before taxes               $  762,871     $  164,639

Income taxes                             325,400         10,000

Net income                            $  437,471     $  154,639

Income/per share                      $      .71     $      .26

Refer to notes to the consolidated financial statements.

THOMASVILLE BANCSHARES, INC.
Thomasville, Georgia
Consolidated Statements of Cash Flows
(Unaudited)


                                               Nine months ended
                                                  September 30,
                                               1997          1996

Cash flows from operating activities:       $    559,075   $    288,040

Cash flows from Investing Activities:
  Purchase of fixed assets                  $   (693,918)  $   (746,064)
  Purchase of securities,
   available-for-sale                         (1,014,063)          - -
  (Increase) in loans                        (17,056,817)   (18,391,956)
Net cash used by investing activities       $(18,764,798)  $(19,138,020)

Cash flows from Financing Activities:
  Increase in deposits                      $ 15,983,813   $ 17,944,316
Net cash provided from financing activities $ 15,983,813   $ 17,944,316

Net increase in cash and cash equivalents   $ (2,221,910)  $   (905,664)
Cash and cash equivalents,
 beginning of period                           5,628,235      6,768,244
Cash and cash equivalents, end of period    $  3,406,325   $  5,862,580

Refer to notes to the financial statements.

THOMASVILLE BANCSHARES, INC.
Thomasville, Georgia
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1997


Note 1 - Basis of Presentation

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1996.


Note 2 - Summary of Organization

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on March 30, 1995, for the purpose of becoming a bank holding company for a proposed national bank, Thomasville National Bank (the "Bank") to be located in Thomasville, Georgia. In an initial public offering conducted during 1995, the Company sold and issued 600,000 shares of its $1.00 par value common stock. Proceeds from the above offering amounted to $5,972,407, net of selling expenses. All regulatory approvals were obtained prior to commencement of the Bank's operations on October 2, 1995.

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

These capitalized costs are amortized over a sixty-month period using the straight line method. As of September 30, 1997, total organizational costs, net of accumulated amortization, amounted to $33,672.

	Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") on January 15, 1995. SFAS 115 requires investments in equity and debt securities to be classified into three categories:
	1.	Held-to-maturity securities:  These are securities which the
Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

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

	Net Income Per Share. Net income per share was calculated using 612,000 as the average number of common stock equivalents outstanding for the period ended September 30, 1997. For the nine-month period ended September 30, 1997 net income per share was $.71.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations

The Company was incorporated in the State of Georgia on March 30, 1995 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Thomasville National Bank, Thomasville, Georgia ("Bank"). In a public offering conducted during 1995, the Company sold and issued 600,000 shares of its $1.00 par value common stock. Proceeds from the above stock offering amounted to $5,972,407, net of selling expenses.
The Company purchased 100% of the Bank's common stock by injecting $4.8 million of the net proceeds from the offering into the Bank's capital accounts immediately prior to commencement of banking operations on October 2, 1995. Subsequently, the Company injected an additional $700,000 into the Bank's capital accounts.

Total consolidated assets increased by $16.5 million to $60.3 million during the nine-month period ended September 30, 1997. The increase was generated through a $16.0 million increase in deposits, and $125,089 and $437,471 increases in payables and retained profits, respectively. The funds were used in their entirety to expand the Bank's loan portfolio.


Liquidity and Sources of Capital
Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1997 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.4 million, representing 5.6% of total assets. Investment securities, which amounted to $3.7 million or 6.1% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. In addition, the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 1997, total deposits increased from $37.7 million to $53.7 million, representing an annualized increase of 56.5%. The growth in deposits is primarily attributed to the opening of the new, permanent building from which the Bank operates. The increase in work space allows the Bank to hire additional staff and to increase the level of operations. There are no assurances, however, that the level of growth can be maintained. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing iabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.
There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the
 Bank's primary regulator, the Office of the Comptroller of the Currency
("OCC").
                            Bank's        Minimum required
                      September 30, 1997    by regulator
Leverage ratio                9.7%             4.0%
Risk weighted ratio          13.7%             8.0%

Note that with respect to the leverage ratio, the OCC requires a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 9.7% is well above the required minimum.


Results of Operations

For the three-month periods ended September 30, 1997 and 1996, net income amounted to $195,716 and $80,729, respectively. On a per share basis, net income for the three-month periods ended September 30, 1997 and 1996, amounted to $.32 and $.13, respectively.

Net income for the nine-month period ended September 30, 1997 amounted to $437,471, or $.71 per share. These results compare favorably to the September 30, 1996 net income of $154,639, or $.26 per share. The primary reasons for the increase in net income are as follows:

	a.	Average total earning assets have increased from $27.6 million at September 30, 1996 to $48.6 million at September 30, 1997. The net increase of $21.0 million represents a 76.1% increase over a twelve-month period. For the three-month period ended September 30, 1997 as compared to the three-month period ended September 30, 1996, average earning assets have increased by $19.3 million, from $30.4 million (1996) to $49.7 million (1997). There can be no assurances, however, that this level of growth can be maintained.

	b.	As a consequence of the increase in earning assets, interest income, the most significant of all revenue items, increased from $1.8 million for the nine-month period ended September 30, 1996 to $3.2 million for the nine-month period ended September 30, 1997. The increase of $1.4 million represents an 84.5% increase over a twelve-month period. For the three-month periods ended September 30, 1996 and 1997, interest income increased from $723,411 to $1.3 million, an increase of $538,415 or 74.4%. Again, there can be no assurances that the Company can continue to maintain this level of growth.

	c.	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. Net interest income has increased from $1.1 million for the nine-month period ended September 30, 1996 to $1.8 million for the same period one year later, a net increase of $700,440, or 63.8%. For the three-month period ended September 30, 1996 net income was $438,492 compared to $690,311 for the same three-month period in 1997. This equates to an increase of $251,819 or 57.4%.

	The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities as of and for the nine months ended September 30, 1997.

      Interest                                         Interest
  Earning Assets/           Average        Income/      Yield/
Bearing Liabilities         Balance         Cost         Cost
Federal funds sold       $ 3,900,302    $  161,266       5.51%
Securities                 3,391,492       147,638       5.80%
Loans                     41,355,281     2,935,582       9.46%
  Total                  $48,647,075    $3,244,486       8.89%

Deposits and
   borrowings            $46,892,490    $1,445,745       4.11%

Net interest income                     $1,798,741

Net yield on earning assets                              4.93%


	d.	Other income has increased from $125,433 for the nine-month
period ended September 30, 1996 to $269,440 for the same period one year later. For the three-month periods ended September 30, 1996 and 1997, other income increased from $46,012 to $94,080. This increase of $48,068 represents a 104.4% improvement. This increase is primarily due to the increase in volume of transaction accounts. Other income as a percent of total assets has increased from .43% for the nine-month period ended September 30, 1996 to .59% for the nine-month period ended September 30, 1997.

	e.	Total operating expenses have increased from $848,095 for the nine-month period ended September 30, 1996 to $1.2 million for the same period one year later. Despite the increase, however, total operating expenses as a percent of total assets declined from 2.88% to 2.65% over the one-year period from September 30, 1996 to September 30, 1997. Total operating expenses increased from $293,775 in the three-month period ended September 30, 1996 to $413,975 in the three-month period ended September 30, 1997. As a percent of total assets, however, total operating expenses have decreased from 2.99% for the three month period ended September 30, 1996 to 2.75% for the three-month period ended September 30, 1997. This decline is due primarily to increased efficiency attained from economies of scale.

	f.	Provisions for loan losses have declined from $211,000 for
the nine-month period ended September 30, 1996 to $108,000 for the nine-month period ended September 30, 1997. For the three-month periods ended September 30, 1996 and 1997, provisions for loan losses declined from $100,000 to $36,000, a net reduction of $64,000.

At December 31, 1996, the allowance for loan losses amounted to $447,626.
By September 30, 1997, the allowance had grown to $540,548. Despite the increase, the allowance for loan losses, as a percentage of gross loans, declined from 1.33% to 1.07% during the nine-month period ended
September 30, 1997. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

	(a)Exhibits.

	27.1  -  Financial Data Schedule (for SEC use only)

	(b)Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                           SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THOMASVILLE BANCSHARES, INC.
                             (Registrant)

Date: November 5, 1997   BY:  /s/ Stephen H. Cheney
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                               Officer).
Exhibit 27.1

Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Thomasville Bancshares, Inc. unaudited consolidated financial statements for the period ended September 30, 1997 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                    Amount
  9-03(1)        Cash and due from banks           $ 2,606,661
  9-03(2)        Interest bearing deposits                   0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                1,313,654
  9-03(4)        Trading account assets                      0
  9-03(6)        Investment and mortgage backed
                  securities held for sale           3,668,687
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                             0
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                               0
  9-03(7)        Loans                              50,580,984
  9-03(7)(2)     Allowance for losses                  540,548
  9-03(11)       Total assets                       60,814,978
  9-03(12)       Deposits                           53,681,332
  9-03(13)       Short-term borrowings                 513,990
  9-03(15)       Other liabilities                     333,475
  9-03(16)       Long-term debt                              0
  9-03(19)       Preferred stock -
                  mandatory redemption                       0
  9-03(20)       Preferred stock -
                  no mandatory redemption                    0
  9-03(21)       Common stocks                         600,000
  9-03(22)       Other stockholders' equity          5,686,181
  9-03(23)       Total liabilities and
                  stockholders' equity              60,814,978
  9-04(1)        Interest and fees on loans          2,935,582
  9-04(2)        Interest and dividends
                  on investments                       308,904
  9-04(4)        Other interest income                       0
  9-04(5)        Total interest income               3,244,486
  9-04(6)        Interest on deposits                1,434,437
  9-04(9)        Total interest expense              1,445,745
  9-04(10)       Net interest income                 1,798,741
  9-04(11)       Provision for loan losses             108,000
  9-04(13)(h)    Investment securities gains/losses          0
  9-04(14)       Other expenses                      1,197,310
  9-04(15)       Income/loss before income tax         762,871
Item Number      Item Description                    Amount

  9-04(17)       Income/loss before
                  extraordinary items                  762,871
  9-04(18)       Extraordinary items, less tax               0
  9-04(19)       Cumulative change in
                  accounting principles                      0
  9-04(20)       Net income or loss                    437,471
  9-04(21)       Earnings per share - primary              .71
  9-04(21)       Earnings per share - fully diluted        .71
  I.B.5.         Net yield - interest earning
                  assets - actual                         4.93%
  III.C.1(a)     Loans on non-accrual                        0
  III.C.1(b)     Accruing loans past due
                  90 days or more                        4,000
  III.C.1(c)     Troubled debt restructuring                 0
  III.C.2.       Potential problem loans               146,000
  IV.A.1         Allowance for loan losses -
                  beginning of period                  516,271
  IV.A.2         Total chargeoffs                       12,483
  IV.A.3         Total recoveries                          760
  IV.A.4         Allowance for loan losses -
                  end of period                        540,548
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                       531,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0
  IV.B.3         Loan loss allowance - unallocated       9,548