Form 10KSB
period 1997-12-31
THOMASVILLE BANCSHARES INC
filed 1998-04-01
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549
	_______________________

	FORM 10-KSB
	_______________________

	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Fiscal Year Ended December 31, 1997
	________________________________________________

	Commission File Number 33-36512

	THOMASVILLE BANCSHARES, INC.

	A Georgia Corporation
	(IRS Employer Identification No.58-2175800)
	301 North Broad Street
	Thomasville, Georgia 31792
	(912) 226-3300
	________________________________________________

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the fiscal year ended December 31, 1997:   $4,952,345

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (462,521 shares) on March 27, 1997, was $4,985,976. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant as of December 31, 1997. For the purposes of this response, directors, officers and holders of 5% or more of the Registrants Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrants Common Stock, as of March 25, 1997: 600,000 shares of $1.00 par value Common Stock.

	DOCUMENTS INCORPORATED BY REFERENCE
	None.

Transitional Small Business Disclosure Format (check one)
Yes           No    X

	PART I

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995

Certain statements in this Annual Report on Form 10-KSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as may, will, expect, estimate, anticipate, believe, target, plan, project, or continue or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 1.  Description of Business

General

Thomasville Bancshares, Inc. (the Company) was incorporated under the laws of the State of Georgia on March 30, 1995 and owns 100% of the outstanding capital stock of Thomasville National Bank (the Bank). The Company was incorporated as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations. On February 28, 1998, the Company declared a two-for-one stock split to be effected in the form of a 100% stock dividend payable to shareholders of record as of the close of business on January 31, 1998.

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

The population of Thomasville and Thomas County is approximately 18,000 and 40,000, respectively. The median household income in Thomas County in 1992 was $22,405 and the unemployment rate was 4.4% as of November, 1994. Real estate values in the Bank's market area have appreciated over the last five years.

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

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1997 and 1996. This presentation includes all major categories of interest earning assets and interest bearing liabilities:

	AVERAGE CONSOLIDATED ASSETS

                              Year Ended         Year Ended
                           December 31, 1997  December 31, 1996


Cash and due from bank	    $   2,021,394	$ 1,318,633

Tax-exempt securities       $      20,833        $       --

Taxable securities              3,453,476         2,627,339

Federal funds sold              3,410,003         4,064,993

Net loans                      43,598,375        23,506,716

      Total earning assets  $  50,482,687      $ 30,199,048

Other assets                    3,033,250         1,724,470

      Total assets          $  55,537,331      $ 33,242,181


	AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                             Year Ended        Year Ended
                                        December 31, 1997   December 31, 1996


Non-interest bearing deposits		    $    7,706,697	$ 5,569,694

NOW and money market deposits                   17,021,767        9,387,399

Savings deposits                                   997,174          524,144

Time deposits                                   22,894,694       11,873,927

Other borrowings                                   391,695              --

Other liabilities                                  369,874          152,969

    Total liabilities                        $  49,381,901     $ 27,508,133

Stockholders' equity                             6,155,430        5,734,048

    Total liabilities and
    stockholders' equity                      $ 55,537,331     $ 33,242,181


The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest earning asset and each major category of interest bearing liability:

	        Year Ended December 31, 1997

                              Average      Interest    Average
     Assets                   Amount       Earned      Yield
Tax-exempt securities        $20,833       $1,019       4.89%
Taxable securities         3,453,476      200,271       5.80
Federal funds sold         3,410,003      193,085       5.66
Net loans                 43,598,375    4,175,214       9.58
Total earning assets     $50,482,687   $4,596,589       9.05%


                               Average     Interest    Average
    Liabilities                Amount      Expense      Cost

NOW and money
   market deposits       $17,021,767   $  650,368       3.82%
Savings deposits             997,174       34,740       3.48
Time deposits             22,894,694    1,337,039       5.84
Other borrowings             391,695       17,508       4.47
Total interest
  bearing liabilities    $41,305,330   $2,039,655       4.94%

Net yield on earning assets                             5.01%
____________________

(1)	During 1997, all loans were accruing interest.
(2)	Interest earned on net loans includes $145,624 in loan fees and loan service fees.


                Year Ended December 31, 1996

                              Average      Interest    Average
     Assets                   Amount       Earned      Yield
Taxable securities       $ 2,627,339      153,611       5.85
Federal funds sold         4,064,993      212,203       5.22
Net loans                 23,506,716(1) 2,234,844(2)    9.51
Total earning assets     $30,199,048   $2,600,658       8.61%


                               Average     Interest    Average
    Liabilities                Amount      Expense      Cost

NOW and money
   market deposits       $ 9,387,399   $  316,501       3.37%
Savings deposits             524,144       18,326       3.50
Time deposits             11,873,927      682,218       5.75
Total interest
  bearing liabilities    $21,785,470   $1,017,045       4.67%

Net yield on earning assets                             5.24%
____________________
(1)	During 1996, all loans were accruing interest.
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

                                     Year ended December 31, 1997
                                             compared with
                                     Year Ended December 31, 1996

                                      Increase (decrease) due to:

                                    Volume         Rate          Total

Interest earned on:
   Tax-exempt securities          $   1,019      $   ---       $   1,019
   Taxable securities                47,964       (1,304)         46,660
   Federal funds sold               (40,091)      20,973         (19,118)
   Net loans                      1,923,802       16,568       1,940,370
Total interest income             1,932,694       36,237       1,968,931

Interest paid on:
   NOW deposits and money
     market                         286,780       47,087         333,867
  Savings deposits                   16,519         (105)         16,414
  Time deposits                     643,961       10,860         654,821
  Other borrowings                   17,508         --            17,508
Total interest expense              964,768       57,842       1,022,610

Change in net
  interest income                  $967,926     $(21,605)       $946,321



                                     Year ended December 31, 1996
                                             compared with
                                     Year Ended December 31, 1995

                                      Increase (decrease) due to:

                                    Volume         Rate          Total

Interest earned on:
  Funds with escrow agent       $    (58,685)    $     --      $  (58,685)
  Taxable securities                  83,041         44,559       127,600
  Federal funds sold                 143,641         (9,329)      134,312
  Net loans                        2,126,353        (81,113)    2,045,240
Total interest income              2,294,350        (45,883)    2,248,467

Interest paid on:
   NOW deposits and money
      market                         201,945         73,692       275,637
  Savings deposits                    16,012            503        16,515
  Time deposits                      650,972          2,839       653,811
  Other borrowings                    (5,299)           --         (5,299)
  Other liabilities                     --              --           --
Total interest expense               863,630         77,034       940,664

Change in net
  interest income                 $1,430,720      $(122,917)   $1,307,803


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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                        Year Ended           Year Ended
                                     December 31, 1997    December 31, 1996

                                     Average  Average     Average  Average
 Deposit Category                    Amount  Rate Paid    Amount  Rate Paid

Non-interest bearing
  demand deposits		$ 7,706,697   N/A	$ 5,569,694	N/A
NOW and money
  market deposits		$17,021,767  3.82%	$ 9,387,399	3.37%

Savings deposits		$   997,174  3.48%	$   524,144	3.50%

Time deposits                   $22,894,694  5.84%      $11,873,927     5.75%


The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1997:

                                    Time
                                Certificates
                                 of Deposit

3 months or less		$ 3,157,132
3-6 months                        4,550,656
6-12 months                       3,290,868
over 12 months                    1,507,914
          Total                 $12,506,570


Loan Portfolio

The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 1997, the Bank had a legal lending limit for unsecured loans of up to $898,188 to any one person. See Supervision and Regulation.

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

The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such periods:

                                                As of             As of
Type of Loan                              December 31, 1997 December 31, 1996

Commercial, Financial and Agricultural        $ 16,847,930    $16,484,185

Real Estate - Construction                       1,777,493      1,134,858

Real Estate - Mortgage                          29,825,224     11,748,699

Installment and Other Loans
     to Individuals                              5,661,179      4,171,502


Subtotal                                      $ 54,111,826    $33,539,244

Less: Allowance for
        possible loan losses                      (644,913)      (447,626)

        Total (net of allowances)             $ 53,466,913    $33,091,618


The following is a presentation of an analysis of maturities of loans as of December 31, 1997:

                           Due in 1   Due After 1 to  Due After
Type of Loan            Year or Less      5 Years      5 Years      Total
                                           (In thousands)

Commercial, Financial
and Agricultural           $ 9,552       $ 6,959       $ 337      $ 16,848

Real Estate - Construction   1,476           301         --          1,777

Total                      $11,028        $7,260        $337      $ 18,625


For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 1997:

                           Due in 1   Due After 1 to  Due After
Interestm Category      Year or Less      5 Years      5 Years      Total
                                           (In thousands)

Predetermined
 interest rate            $7,080          $4,828         $ --       $11,908

Floating interest rate     3,948           2,432           337        6,717

Total                    $11,028          $7,260          $337      $18,625


As of December 31, 1997 and 1996 all loans were accruing interest, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as troubled debt restructurings.

As of December 31, 1997, except for nine loans in the amount of $680,000 which were classified as special mention, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. At December 31, 1997, all loans were accruing interest.

Summary of Loan Loss Experience

An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

	Analysis of the Allowance for Possible Loan Losses

                                            Year Ended      Year ended
                                           Dec 31, 1997    Dec 31, 1996


Balance at beginning of period               $447,626       $110,000

Charge-offs:
    Installments and other
      loans to individuals                    (31,005)        (8,374)
Recoveries                                      3,292              0

Net charge-offs                               (27,713)        (8,374)

Additions charged to operations               225,000        346,000

Balance at end of period                   $  644,913      $ 447,626

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period                              .06%          .04%


At December 31, 1997 the allowance was allocated as follows:

                                                           Percent of loans
                                                           in each category
                                             Amount         to total loans

Commercial, Financial and Agricultural		$ 215,000	31.1%
Real Estate - Construction                         28,000        3.3
Real Estate - Mortgage                            295,000       55.1
Installment and Other Loans to
 Individuals                                       78,000       10.5
Unallocated                                        28,913        N/A

Total                                           $ 644,913      100.0%

At December 31, 1996 the allowance was allocated as follows:

                                                           Percent of loans
                                                           in each category
                                                Amount      to total loans

Commercial, Financial and Agricultural       $  246,200          49.1%
Real Estate - Construction                       22,400           3.4
Real Estate - Mortgage                          125,300          35.0
Installment and Other Loans to
 Individuals                                     49,200          12.5
Lease financing                                    --              --
Unallocated                                       4,526            --

Total                                        $  447,626          100.0%


Loan Loss Reserve

In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1997, 31.1% of outstanding loans are in the category of commercial loans, which includes commercial real estate loans and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 91% of these commercial loans at December 31, 1997 were made on a secured basis.
Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

The Company's consumer loan portfolio is also well secured.  At
December 31, 1997 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

Real estate mortgage loans constituted 55.1% of outstanding loans at December 31, 1997. All loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80.0% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

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

Investments

As of December 31, 1997, investment securities comprised approximately
6.5% of the Bank's assets and net loans comprised approximately 82.4% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the period indicated, the book value of the Bank's investments. All securities held at December 31, 1997 and 1996 were categorized as available-for-sale.

Investment Category                            December 31,
Available-for-Sale:                         1997          1996

Obligations of U.S. Treasury
and other U.S. Agencies               $3,529,219       $2,487,000

Tax-exempt securities                    500,000            --

Federal Reserve Bank Stock               165,000          165,000

     Total                            $4,194,219       $2,652,000


The following table indicates for the year ended December 31, 1997 the amount of investments due in (i) one year or less, (ii) one to five years,
(iii) five to ten years, and (iv) over ten years:

Investment Category
                                                         Weighted
                                                          Average
                                                Amount     Yield
Available-for-Sale:

Tax-exempt securities(1)
over 10 years                                     500,000     7.41%

Obligations of U.S. Treasury
and other U.S. Agencies:
0 - 1 year                                      $ 696,469     5.76%
Over 1 through 5 years                          2,832,750     5.90%
Federal Reserve Bank Stock,
no maturity                                       165,000     6.0%

Total                                           $4,194,219    6.06%

____________________

(1)  The yield on tax-exempt securities is tax-equivalent.



Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:
                                                December 31,
                                               1997    1996

Return on Average Assets                      1.01 %     .73%
Return on Average Equity                       9.1 %     4.2%
Average Equity to Average Assets Ratio        11.1 %    17.2%
Dividend Payout Ratio                           --       --

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

The Bank's asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

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

The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1997 the Bank had outstanding participations totaling $3,043,389.

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

The Company is currently evaluating its computer systems as well as those of its data processing vendor to determine whether modifications and expenditures will be necessary to make its systems as well as those of its vendor compliant with Year 2000 requirements. These requirements have arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00." The Company believes that its systems are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

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

Employees

The Bank presently employs four persons on a part-time basis and 25 persons on a full-time basis, including five officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.

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

Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, high asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMEL rating system for banks. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

The Comptroller has amended the risk-based capital guidelines applicable to national banks in an effort to clarify certain questions of interpretation and implementation, specifically with regard to treatment of originated and purchased mortgage servicing rights and other intangible assets. The Comptroller's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a banks risk-based capital ratio.
However, certain intangible assets which meet specified criteria (qualifying intangibles) such as mortgage servicing rights are retained as a part of Tier 1 capital. The Comptroller currently maintains that only mortgage servicing rights and purchased credit card relationships meet the criteria to be considered qualifying intangibles. The Comptrollers guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was strictly limited to a maximum of 25% of total Tier 1 capital. The Comptroller has amended its guidelines to increase the limitation on such qualifying intangibles from 25% to 50% of Tier 1 capital and further to permit the inclusion of purchased credit card relationships as a qualifying intangible asset.

In addition, the Comptroller has adopted rules which clarify treatment of asset sales with recourse not reported on a banks balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

The Comptroller, the Federal Reserve Board and the FDIC recently adopted final regulations revising their risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a banks financial condition and is inherent to the business of banking. Under the new regulations, when evaluating a bank's capital adequacy, the agency's capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a banks economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a banks Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a banks capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the
Act), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the Act does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The Act creates five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) which are defined in the Act and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes undercapitalized must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution ss compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, undercapitalized institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

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

In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                       Total Risk -       Tier 1 Risk -     Tier 1
                       Based Capital      Based Capital    Leverage
                          Ratio               Ratio          Ratio

Well capitalized(1)        10%                  6%              5%

Adequately Capitalized(1)   8%                  4%              4%(2)

Undercapitalized(4)        <8%                 <4%             <4%(3)

Significantly
Undercapitalized(4)        <6%                 <3%             <3%

Critically
Undercapitalized           --                   --             <=2%(5)

___________________________

(1)	An institution must meet all three minimums.
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

On July 1, 1995, the State of Georgia enacted an interstate banking statute which authorizes bank holding companies located throughout the United States to acquire banks and bank holding companies located in Georgia under certain conditions. Such legislation has had the effect of increasing competition among financial institutions in the Banks market area and in the State of Georgia generally.

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

Item 2.  Description of Property

In January 1997, the Company completed construction of its headquarters building on a 1.1 acre tract of land located at 301 North Broad Street. The building contains approximately 9,500 square feet of finished space at a cost of approximately $1,125,000. The building also contains an additional 1,000 square feet of unfinished space which may be built out in the future should the Bank require additional space for expansion. The building contains a lobby, a vault, eight offices, four teller stations, three drive-in windows, a boardroom conference facility, a loan operations area, and an area for the Banks bookkeeping operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter ended December 31, 1997 to a vote of security holders of the Company.


	PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

A.	Market Information

During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

B.	Holders of Common Stock

As of March 27, 1998, the number of holders of record of the Company's Common Stock was 491.

C.	Dividends

To date, the Company has not paid any dividends on its Common Stock.
As the Company and the Bank are both start-up operations, it is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Banks earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

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

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

For the year ended December 31, 1997, assets and earnings improved.
Total assets increased by 48.3% from $43,752,165 in 1996 to $64,894,489 in 1997. Net loans increased from $33,091,618 in 1996, to $53,466,913 in 1997
due to strong loan demand coupled with a focused marketing effort.   Net
charge-offs for 1997 were $27,713 compared to $8,374 in 1996, an increase of $19,339. For the year ended December 31, 1997, the Banks loan loss reserve ratio was 1.19% to total loans.

Deposits increased for the same period by $20,304,893 or 53.9%, from $37,697,519 in 1996 to $58,002,412 in 1997. The majority of the increase was attributable to marketing efforts. The Bank's investment portfolio increased $1,542,219, or 58.1%, from $2,652,000 in 1996 to $4,194,219 in 1997.

The Banks loan to deposit ratio was 92.2% for 1997, compared to 87.8%
in 1996, which contributed to an increase in net interest income of $946,321 from 1996 to 1997. Non-interest expense increased by $540,898 from $1,179,129 for 1996 to $1,720,027 for 1997. This increase was the result of an increase in personnel expenses and other overhead expenses. Consequently, net income increased $320,459, or 132.9%, from $241,198 in 1996 to $561,657 in 1997.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

The Company was organized on January 15, 1995 to serve as a holding company for a proposed national bank. For approximately the first six months, the main activities centered in seeking, interviewing and selecting a cohesive group of organizers/directors; applying for a national bank charter; applying to become a bank holding company; and filing a Registration Statement with the Securities and Exchange Commission. Once the Registration Statement became effective, the organizers/directors focused their efforts on stock sale. By mid-August 1995, 600,000 shares of common stock were sold for $5,972,407, net of selling expenses. From mid-August to the end of September 1995, management engaged in activities resulting in the opening of the Bank. During the development stage, from January 15, 1995 (Inception) to October 2, 1995 (the Bank Opening), net loss amounted to $119,200. Net loss from the Bank
Opening to December 31, 1995 amounted to $241,993. Losses from Inception to December 31, 1995 amounted to $361,193, or $.60 per share. During 1996, total assets of the Company grew from $21.1 million to $43.8 million. For the year ended December 31, 1996, net income amounted to $241,198, or $.40 per share.

Net Interest Income

The Companys results of operations are determined by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Companys ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the period indicated.

                                 Year Ended              Year Ended
                               December 31, 1997      December 31, 1996
                     Average   Interest   Yield/  Average  Interest    Yield/
                    Balance Income/Expense  Cost  Balance Income/Expense Cost
                                         (Dollars in Thousands)

Federal funds sold  $ 3,410     $ 193      5.66%   $ 4,065    $ 212     5.22%
Securities            3,474       201      5.79      2,627      154     5.85
Loans, net           43,598     4,175      9.58     23,507    2,235     9.51
Total earning
  assets           $ 50,482   $ 4,569      9.05%   $30,199   $2,601     8.61%


Interest
 bearing deposits   $40,913   $ 2,022      4.94%   $21,785   $1,017     4.67%
Other borrowings        392        18      4.47%      --        --
Total interest-bearing
  liabilities      $ 41,305   $ 2,040      4.94%   $21,785   $1,017     4.67%

Net yield on earning assets                5.01%                        5.24%

Net yield on earning assets for the years ended December 31, 1997 and 1996 were 5.01% and 5.24%, respectively. The decline in the net yield during 1997 is primarily attributed to a higher cost of funds, mainly in transactional accounts such as NOW and money market accounts. In order to keep pace with loan demand, management bid up the rates on transactional accounts to generate higher deposits. Transactional accounts are generally a more stable source of funding. Despite the lower net yield on earning assets, net interest income has increased from $1,583,623 (1996) to $2,529,934 (1997) due to a $20.3 million increase in average earning assets in 1997.

Non-Interest Income

Non-interest income for the years ended December 31, 1997 and 1996 amounted to $382,756 and $192,715, respectively. As a percentage of average assets, non-interest income increased from .58% in 1996 to .69% in 1997. The increase in non-interest income during 1997 is attributed to the increase in the number of deposit accounts, as well as transactional volume, and to a higher fee structure.

The following table summarizes the major components of non-interest income for the year ended December 31, 1997 and 1996.

                                            1997            1996
Service fees on deposit accounts       $ 269,808         $ 148,977
Miscellaneous, other                     112,948            43,738
   Total non-interest income            $382,756         $ 192,715

Non-Interest Expense

Non-interest expense increased from $1,719,129 in 1996 to $1,720,027 in 1997. As a percentage of total average assets, non-interest expenses decreased from 3.55% in 1996 to 3.10% in 1997. During 1997, the Company's assets increased by 48.3% over the 1996 assets. Because of higher economies of scale, however, non-interest expense in 1997, as compared to 1996, grew by only 45.9%. Below are the components of non-interest expense for the years 1997 and 1996.

                                           Non-Interest Expense

                                    December 31,            December 31,
                                      1997                     1996

Salaries and benefits                $  878,641              $  581,101
Supplies and printing                    52,669                  56,089
Advertising and public relations        210,625                  80,652
Legal and professional                   67,167                  56,844
Other operating expenses                510,925                 404,443
     Total non-interest expense      $1,720,027              $1,179,129

During 1997, the allowance for loan losses increased from $447,626 to $644,913. During 1997, the allowance for loan losses as a percent of gross loans decreased from 1.33% to 1.19%. Net charge-offs during 1997 amounted to $27,713, or .05% of loans. Net charge-offs in 1996 amounted to $8,374, or
 .02%. Net charge-offs for 1997 and 1996 are significantly lower than peer averages. As of December 31, 1997, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity and Interest Rate Sensitivity

Net interest income, the Companys primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Companys overall interest rate risks.

The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 1997 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.


                                After     After
                                three     six       After
                        Within  months    months    one year     After
                        three but within but within but within   five
                        months  six mos   one year  five years   years    Total
                                               (In Thousands)
EARNING ASSETS

Loans                  $22,583  $ 2,292    $5,114   $ 23,057   $ 1,066 $54,112

Available-for-sale
 securities              --        --         696      2,833       665   4,194

Federal funds sold       1,582     --         --        --         --   $1,582

Total earning assets   $24,165  $ 2,292    $5,810   $ 25,890   $ 1,731 $59,888


SUPPORTING SOURCES OF FUNDS

Interest bearing demand
deposits and savings    $22,491 $ --       $ --     $  --      $  --   $22,491

Certificates,
 less than $100M          3,676   2,670     4,408      2,206      711   13,671

Certificates,
 $100M and over           3,157   4,551     3,291      1,508      --    12,507

 Total interest
 bearing liabilities    $29,324  $7,221    $7,699     $3,714    $ 711  $48,669

Interest rate
   sensitivity gap      $(5,159) $(4,929) $(1,889)  $ 22,176   $1,020  $11,219

Cumulative gap          $(5,159)$(10,088)$(11,977)  $ 10,199   $1,219  $11,219

Interest rate
 sensitivity gap
  ratio                   .82       .32      .75        6.98     2.43    1.23

Cumulative interest rate
sensitivity gap ratio     .82       .72      .73        1.21     1.23    1.23


As evidenced by the table above, the Company is liability sensitive up to one year, and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets.
 Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rate would reduce income for one year and increase income thereafter. Conversely, a decline in interest rate would increase income for one year and decrease income thereafter. This, however, assumes that all other factors affecting income remain constant.


As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Banks Asset/Liability Committee meets on a quarterly basis and develops managements strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Companys primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $ 20.3 million during 1997 and by $22.3 million in 1996.

Below are the pertinent liquidity balances and ratios for the years ended December 31, 1997.

                                            December 31,    December 31,
                                                1997             1996

Cash and cash equivalents                     $4,029,952      $5,628,235
Securities                                     4,192,219       2,652,000
CDs, over $100,000 to total deposits ratio        21.6%           25.2%
Loan to deposit ratio                             92.2%           87.8%
Brokered deposits                                  --              --


At December 31, 1997, large denomination certificates accounted for 21.6% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Banks liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Thomas County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Thomas County, as outside depositors are more likely to be interest rate sensitive.

Cash and cash equivalents are the primary source of liquidity.  At
December 31, 1997, cash and cash equivalents amounted to $4.0 million, representing 6.2% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $700,000 of the $4.2 million in the Banks securities portfolio is scheduled to mature in 1998.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1997, the Company had no brokered deposits in its portfolio.

Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Companys liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy

There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

Risk-based capital guidelines measure the amount of a banks required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Note that under the risk-based capital guidelines, capital is divided into two tiers. Tier 1 capital consists of common shareholders equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

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

A new rule was recently adopted by the Federal Reserve Board, the OCC and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, those three agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a banks Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies evaluations of a banks interest rate risk when making a determination of capital adequacy. The agencies risk assessment approach used to evaluate a banks capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

The table below illustrates the Banks and Companys regulatory capital ratios at December 31, 1997:

                                                         Minimum
                                        December 31,    regulatory
Bank                                       1997         requirement

Tier 1 Capital                              10.8%           4.0%
Tier 2 Capital                               1.1%            --

Total risk-based capital ratio              11.9%           8.0%

Leverage ratio                              11.1%           3.0%


Company - Consolidated

Tier 1 Capital                              11.5%           4.0%
Tier 2 Capital                               1.1%            --

Total risk-based capital ratio              12.6%           8.0%

Leverage ratio                              11.8%           3.0%


The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.

Accounting Matters

Statement of Financial Accounting Standard No. 128, Earnings per Share
(SFAS 128) establishes standards for computing and presenting earnings per share (EPS). SFAS 128 simplifies the previous standards for computing and presenting EPS and makes the new standards comparable to international EPS standards. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; it also requires restatement of all prior period EPS data presented. The Company has adopted SFAS 128. The adoption of SFAS 128 did not have a significant impact on the Company's consolidated financial condition or results of operations.

Item 7.  Financial Statements

The following financial statements are filed with this report:

Independent Auditors Report

Consolidated Balance Sheet as of December 31, 1997 and 1996

Consolidated Statement of Income for the Years Ended December 31, 1997, 1996 and the Period from January 15, 1995 through December 31, 1995

Consolidated Statement of Changes in Shareholders Equity for the Years Ended December 31, 1996, 1995 and the Period from January 15, 1995 through December 31, 1995

Consolidated Statement of Cash Flows for the Years Ended December 31, 1996, 1995 and the Period from January 15, 1995 through December 31, 1995

Notes to Consolidated Financial Statements


Item 8.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

There has been no occurrence requiring a response to this Item.






TABLE OF CONTENTS



REPORT OF INDEPENDENT ACCOUNTANTS                                       1


CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated Balance Sheets.                                           2

 Consolidated Statements of Income                                      3

 Consolidated Statements of Changes in Shareholders Equity             4

 Consolidated Statements of Cash Flows                                  5

  Notes to Consolidated Financial Statements



Report of Independent Accountants



Board of Directors
Thomasville Bancshares, Inc.
Thomasville, Georgia

	We have audited the accompanying consolidated balance sheets of Thomasville Bancshares, Inc., (the Company), and subsidiary as of December
31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomasville Bancshares, Inc., and subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





Atlanta, Georgia
February 12, 1998







THOMASVILLE BANCSHARES, INC.
THOMASVILLE, GEORGIA
Consolidated Balance Sheets



ASSETS
                                              As of December 31,
                                                1997            1996
Cash and due from banks                 $    2,447,683  $   1,801,255
Federal funds sold, net  (Note 3)            1,582,269      3,826,980
  Total cash and cash equivalents	$    4,029,952	$   5,628,235
Securities:  (Notes 2 & 4)
 Available-for-sale at fair value            4,194,219      2,652,000
Loans, net  (includes loans of
 $3,066,426 (1997) and $2,177,384
 (1996) to insiders)  (Notes 2, 5,
 6 & 13)                                    53,466,913     33,091,618
Property and equipment, net  (Notes 2 & 7)   2,484,979      1,913,536
Other assets                                   718,426        466,776
  Total Assets                           $  64,894,489   $ 43,752,165

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits
  Non-interest bearing deposits         $    9,334,294  $   6,815,217
  Interest bearing deposits                 48,668,118     30,882,302
       Total deposits  (Note 9)         $   58,002,412   $ 37,697,519
Other liabilities                              423,684        208,389
  Total Liabilities                     $   58,426,096   $ 37,905,908

Commitments and Contingencies  (Note 8)

Shareholders Equity:  (Notes 1, 13 & 15)
 Common stock, 1.00 par value,
 10,000,000 shares authorized;
 600,000 shares issued and outstanding  $      600,000     $  600,000
 Paid-in-capital                             5,418,801      5,372,407
Retained earnings                              441,662       (119,995)
 Unrealized gain/(loss) on securities, net       7,930         (6,155)
   Total Shareholders Equity           $    6,468,393     $5,846,257
   Total Liabilities and
     Shareholders' Equity                 $ 64,894,489    $43,752,165


Refer to notes to the consolidated financial statements.




THOMASVILLE BANCSHARES, INC.
THOMASVILLE, GEORGIA
Consolidated Statements of Income

                                                  Years Ended December 31,
Interest Income:                               1997               1996
 Interest and fees on loans (Note 2)    $    4,175,214          $   2,234,844
 Interest on investment securities             201,290                153,611
 Interest on federal funds sold                193,085                212,203
    Total interest income               $    4,569,589          $   2,600,658
Interest Expense:
 Interest on deposits
   and borrowings  (Note 10)            $    2,039,655          $   1,017,045
Net interest income                          2,529,934              1,583,613
Provision for possible
  loan losses  (Note 6)                        225,000                346,000
Net interest income after provision for
  possible loan losses                  $    2,304,934          $   1,237,613

Other Income:
 Service fees on deposit accounts       $      269,808          $     148,977
 Miscellaneous, other                          112,948                 43,738
     Total other income                 $      382,756          $     192,715

Other Expenses:
  Salaries                              $      636,051          $     451,919
  Employee benefits                            242,590                129,182
  Supplies and printing                         52,669                 56,089
  Advertising and public relations             210,625                 80,652
  Legal and professional                        67,167                 56,844
  Depreciation and amortization                145,314                 88,035
  Other operating expenses  (Note 11)          365,611                316,408
     Total other expenses               $    1,720,027          $   1,179,129

Income before income tax                $       967,663         $     251,199
Income tax  (Notes 2 & 12)                      406,006                10,001

Net Income                              $       561,657         $     241,198

Basic earnings per share  (Note 2)      $           .94         $         .40
Diluted earnings per share (Note 2)     $           .92         $         .40




Refer to notes to the consolidated financial statements.



THOMASVILLE BANCSHARES, INC.
THOMASVILLE, GEORGIA
Consolidated Statements of Changes in Shareholders Equity
From Inception, January 15, 1995 to December 31, 1997





                                                     Unrealized
                  Common Stock     Paid-In-  Retained  Securities
               Shares  Par Value   Capital   Earnings    Gains         Total

Balance,
January 15, 1995
                 --     $   --   $    --     $   --     $   --       $    --

Sale of Stock  600,000   600,000  5,372,407      --         --        5,972,407

Net income (loss) from
  Inception, January 15, 1995  to
  December 31, 1995

                 --         --        --      (361,193)      --        (361,193)

Net unrealized
gains, securities --        --        --         --        10,626       10,626

Balance,
December 31, 1995
               600,000  $ 600,000 $ 5,372,407 $ (361,193) $ 10,626  $ 5,621,840

Net income, 1996  --        --         --        241,198      --        241,198

Net unrealized losses,
 securities       --        --         --           --   (16,781)       (16,781)

Balance,
December 31, 1996
               600,000  $ 600,000 $ 5,372,407 $ (119,995) $(6,155)  $ 5,846,257

Net income, 1997   --        --         --       561,657      --        561,657

Net unrealized gains,
securities         --        --         --         --      14,085        14,085

Stock options, restricted stock
                   --        --        46,394      --          --        46,394

Balance, December 31, 1997
                600,000  $ 600,000 $ 5,418,801 $ 441,662  $ 7,930   $ 6,468,393



















THOMASVILLE BANCSHARES, INC.
THOMASVILLE, GEORGIA
Consolidated Statements of Cash Flows

                                                      Years Ended December 31,
Cash flows from operating activities:                   1997            1996
  Net income                                    $       561,657 $      241,198
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provisions for loan losses                $       225,000 $      346,000
      Depreciation and amortization             $       145,314 $       88,035
      Net accretion on securities                        (5,196)         5,804
  (Increase) in receivables and other assets           (263,143)      (288,086)
  Increase in payables and other liabilities            215,295        149,867
Net cash provided by operating activities       $       878,927 $      542,818

Cash flows from investing activities:
   Purchase of securities                       $   (2,222,938) $   (1,020,179)
   Maturity of securities                              700,000       1,000,000
   (Increase) in loans, net                        (20,600,295)    (22,605,081)
   Purchase of premises and equipment                 (705,264)     (1,346,620)
Net cash used in investing activities           $  (22,828,497)  $ (23,971,880)

Cash flows from financing activities:
   Options, restricted stock                    $       46,394   $      --
   Increase in deposits                             20,304,893      22,289,053
Net cash provided by financing activities       $   20,351,287   $  22,289,053

Net (decrease) in cash and cash equivalents     $   (1,598,283) $   (1,140,009)
Cash and cash equivalents, beginning of period       5,628,235       6,768,244
Cash and cash equivalents, end period           $    4,029,952  $    5,628,235

Supplemental Information:

Income taxes paid                               $      452,400  $       10,001

Interest paid                                   $    1,957,072  $      920,719





Refer to notes to the consolidated financial statements.




THOMASVILLE BANCSHARES, INC.
THOMASVILLE, GEORGIA
Notes to Consolidated Financial Statements
December 31, 1997 and 1996


Note 1 - Organization of the Business

	Thomasville Bancshares, Inc., Thomasville, Georgia (the Company) was organized in January, 1995 to serve as a holding company for a proposed de novo bank, Thomasville National Bank, Thomasville, Georgia (the Bank). In a public offering conducted during 1995, the Company sold and issued 600,000 shares of its own $1.00 par value common stock. Proceeds from such sale amounted to $5,972,407, net of selling expenses. The Company purchased 100 percent of the Banks shares by injecting $4.8 million into the Banks capital accounts immediately prior to commencement of banking operations on October 2, 1995. Subsequently, the Company injected an additional $700,000 into the Banks capital accounts. The Banks deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation.

Note 2 - Summary of  Significant Accounting Policies

	Basis of Presentation and Reclassification.   The consolidated financial
statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.
 Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or shareholders equity.

	Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

	Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities (SFAS 115). SFAS 115 requires investments in equity and debt securities to be classified into three categories:

1. Held-to-maturity securities. These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. As of December 31, 1997 and 1996, the Company had no securities in this category.


2. Trading securities. These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. As of December 31, 1997 and 1996, the Company had no securities in this category.

3. Available-for-sale securities. These are securities which are not classified as either held-to-maturity or as trading securities.
These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders equity. Unrealized gains and losses are excluded from the income statement.

A decline below cost in the fair value of any available-for-sale or held-to-maturity security that is deemed other than temporary results in a charge to income and the establishment of a new cost basis for the security.

Purchase premiums and discounts on investment securities are amortized and accreted to interest income using the level yield method on the outstanding principal balances. In establishing the accretion of discounts and amortization of premiums, the Company utilizes market based prepayment assumptions. Interest and dividend income are recognized when earned. Realized gains and losses for securities sold are included in income and are derived using the specific identification method for determining the costs of securities sold.

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

Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full or timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Loans are returned to accruing status only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company adopted the provisions of SFAS No. 114, Accounting by
Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting for Impairment of a Loan - Income Recognition and Disclosure. These standards require impaired loans to be measured based on the present value of expected future cash flows discounted at the loans original effective interest rate, or at the loans observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter.

	Allowance for Loan Losses.   The allowance for loan losses is
established through provisions charged to operations. Such provisions are based on managements evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in managements judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

	Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses of loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Companys allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Other Real Estate. Other real estate represents property acquired through foreclosure or in satisfaction of loans. Other real estate is carried at the lower of: (i) cost; or (ii) fair value less estimated selling costs.
 Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure or acceptance in satisfaction of loans over the fair value of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on sale and any subsequent adjustments to reflect changes in fair value and selling costs are recorded as a component of income.
 Costs of improvements to other real estate are capitalized, while costs associated with holding other real estate are charged to operations.

	Income Taxes. The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company files a consolidated income tax return. Taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	Restriction on cash and due from banks: The Bank is required to maintain reserve funds in cash or on deposits with the Federal Reserve System.
 The required reserves at December 31, 1997 and 1996 were approximately $507,000 and $235,000, respectively.

Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

Earnings Per Share (EPS): The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 establishes standards for computing and presenting EPS. Because the Company has a complex capital structure, it is required to report: (i) basic EPS; and (ii) diluted EPS. Basic EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding during the reporting period.

Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed assuming the conversion of all warrants and options.

For the year ended December 31, 1997, basic EPS and diluted EPS were computed as follows :
                                Basic EPS               Diluted EPS
                          Numerator   Denominator  Numerator   Denominator
Net income              $   561,657      -  -    $   561,657      -  -
Weighted average shares       -  -     600,000        - -        600,000
Options, warrants                                                 11,040

   Totals               $   561,657    600,000   $   561,657     611,040

EPS                                $.94                      $.92

Note 3  Federal Funds Sold

	  The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Banks cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 1997 and 1996, the Bank sold $1,582,269 and $3,826,980, respectively, to other banks through the federal funds market.

Note 4  Securities Available-for-Sale

	The amortized costs and estimated market values of securities available-for-sale as of December 31, 1997 follow:

                                                                       Gross
                            Amortized       Unrealized                Estimated
Description                    Costs          Gains        Losses       Market
Values
U.S. Treasury securities  $ 3,517,204     $ 13,074        $ (1,059) $ 3,529,219
FRB stock                     165,000          --              --       165,000
Tax exempt securities         500,000          --              --       500,000
    Total securities      $ 4,182,204     $ 13,074        $ (1,059) $ 4,194,219

The amortized costs and estimated market values of securities available-for-sale as of December 31, 1996 follow:
                                                                      Gross
                            Amortized         Unrealized            Estimated
Description                   Costs             Gains     Losses      Market
Values
U.S. Treasury securities  $ 2,496,322     $    852      $ (10,177)  $ 2,487,000
FRB stock                     165,000         --           --           165,000
    Total securities      $ 2,661,322     $    852      $ (10,177)  $ 2,652,000

	All national banks are required to hold FRB stock. No ready market exists for the FRB stock nor does the stock have a quoted market value. Accordingly, the FRB stock is reported at cost.
The amortized costs and estimated market values of securities available-for-sale at December 31, 1997, by contractual maturity , are shown in
the  following   chart.   Expected maturities may differ from contractual
maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Amortized         Estimated
                                        Costs              Market
Values
Due in one year or less               $    696,440    $    696,469
Due after one through five years         2,820,764       2,832,750
Due after ten years                        500,000         500,000
FRB stock (no maturity)                    165,000         165,000
    Total securities                  $  4,182,204    $  4,194,219

	There were no sales of securities during 1997 and 1996. At December 31, 1997 and 1996, there were $2,600,000 and $903,000, respectively, in U.S. Treasury securities pledged as collateral to secure public funds.

Note 5  Loans

	The composition of net loans by major loan category, as of December 31,
1997 and 1996, follows:
									        December 31,

                                            1997                     1996
Commercial, financial, agricultural 	$16,847,930		$16,484,185
Real estate  construction                1,777,493               1,134,858
Real estate  mortgage                   29,825,224              11,748,699
Installment                               5,661,179               4,171,502
Loans, gross                            $54,111,826             $33,539,244
Deduct:
Allowance for loan losses                  (644,913)               (447,626)
             Loans, net                 $53,466,913             $33,091,618

	As of December 31, 1997 and 1996, all loans were accruing interest and none of the loans was impaired.

Note 6  Allowance for Possible Loan Losses

	The allowance for possible loan losses is a valuation reserve available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

Activity within the allowance for loan losses account for the years ended December 31, 1997 and 1996 follows:
                                                  Years ended December 31,

                                                   1997            1996
Balance, beginning of year                    $    447,626    $   110,000
Add:    Provision for loan losses                  225,000        346,000

Add:	Recoveries of previously charged
              off amounts                            3,292           -
   -
   Total                                       $   675,918    $    456,000
Deduct:   Amount charged-off                      ( 31,005)         (8,374)
Balance, end of year                           $   644,913    $    447,626


Note 7  Property and Equipment

	Building, furniture and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 1997 and 1996 follow:

									      December 31,

                                             1997                1996
Land                                 $   582,983              $  582,983
Building                               1,476,921                  85,988
Furniture, equipment                     609,482                 224,317
Construction in progress                 -   -                 1,077,695
   Property and equipment, gross     $ 2,669,386              $1,970,983
Deduct:
    Accumulated depreciation            (184,407)                (57,447)
    Property and equipment, net       $2,484,979              $1,913,536



	Depreciation expense for the years ended December 31, 1997 and 1996 amounted to $134,090 and $ 76,811, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

        Type of Asset               Life in Years     Depreciation Method
        Furniture and equipment          3 to 7         Straight-line
        Building                           39           Straight-line

Note 8  Commitments and Contingencies

	Please refer to Note 13 concerning warrants and options earned by directors and executive officers.

	Please refer to Note 14 concerning financial instruments with off-balance sheet risk.

Note 9  Deposits

	The following details deposit accounts at December 31, 1997 and 1996:

                                                    December 31,
                                            1997                 1996
Non-interest bearing deposits	 	$  9,334,294	     $ 6,815,217
Interest bearing deposits:
   NOW accounts                            7,282,203           4,372,728
           Money market accounts          14,014,321           7,841,663
   Savings                                 1,193,986             693,560
           Time, less than $100,000       13,671,038           8,492,621
   Time, $100,000 and over                12,506,570           9,481,730
       Total deposits                    $58,002,412         $37,697,519


Note 10  Interest on Deposits and Borrowings

	A summary of interest expense for the years ended December 31, 1997 and 1996 follows:

                                                             December 31,
                                                     1997             1996
Interest on NOW accounts                        $   148,381       $   103,902
Interest on money market accounts                   501,987           212,599
        Interest on savings accounts                 34,740            18,326
Interest on CDs under $100,000                      694,213           314,958
        Interest on CDs $100,000 and over           642,826           367,260
                Interest, other borrowings           17,508              -
   -
   Total interest on deposits
      and borrowings                             $2,039,655        $1,017,045

   Note 11  Other Operating Expenses

	A summary of other operating expenses for the years ended December 31, 1997 and 1996 follows:
                                                       December 31,
                                               1997                  1996
Postage and delivery                           $    32,924       $     25,087
Data processing                                      33,519            24,749
        Regulatory assessments                       31,548            19,053
        Taxes & insurance                            45,685            23,007
        Utilities & telephone                        36,241            19,100
        ATM fees                                     27,290            21,153
        Repairs, maint. & service contracts          65,030            29,928
        All other operating expenses                 93,374           154,331
           Total other operating expenses       $   365,611       $   316,408


Note 12  Income Taxes

	As of December 31, 1997 and 1996, the Companys provision for income taxes consisted of the following:
                                                           December 31,
                                                  1997                  1996
Current                                      $       457,500  $       107,896
Deferred                                             (51,494)         (97,895)
Federal income tax expense                   $       406,006   $       10,001

Deferred income taxes consist of the following:
                                              1997                      1996
Provision for loan losses               $       (47,603)        $       -    -
Net operating loss carry forward                   -   -              (97,895)
Other                                            (3,891)                -    -
   Total                                $       (51,494)        $     (97,895)


	The Companys provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of federal statutory income taxes to the Companys actual income tax provision follows:

                                              Years ended December 31,
                                             1997               1996
Income taxes at statutory rate          $       329,005 $       100,864
State tax, net of Federal benefits               48,316           9,316
Change in valuation allowance                    14,753         (97,895)
Other                                            13,932          (2,284)
   Total                                $       406,006 $        10,001



The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 1997 and 1996 are presented below:

                                               1997                 1996
Deferred tax assets:
Allowance for loan losses		$    99,467		$    32,389
Contributions                                 --                      2,861
        Unrealized gain, securities          (4,085)                  3,170
        Deferred asset, depreciation          7,691                   2,591
           Valuation reserve                (52,594)                (37,841)
  Net deferred tax asset                $    50,479            $      3,170


	There was a net change in the valuation allowance during 1996 and 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 1997.

Note 13  Related Party Transactions

	Stock Options. The Employment agreements with the Banks president and executive vice president provide for the grant of stock options for each to acquire 15,000 shares of the Companys common stock upon the Banks commencement of business at a purchase price equal to $10.00 per share. Such options will become exercisable at the rate of 3,000 shares per year and shall remain exercisable for ten years after the date of initial grant, so long as each remains employed by the Bank.

	Employment Agreements. On March 7 ,1995, the Company entered into employment agreements with two of its directors who serve as the president and executive vice president of the Bank. Each agreement is for a three-year term. The agreements provide for health and disability insurance, other customary benefits and, as discussed above, the granting of stock options.

	The agreement with the president provides for an annual base salary of $75,000 increasing to $85,000 per year when the Bank becomes profitable on a cumulative basis. The employment agreement provides that during its term, the president will be entitled to an annual bonus of 5% of the Banks pretax profits based on a formula determined by the Bank's Board of Directors; provided, however, that the bonus may not exceed 30% of his annual salary.
The agreement with the executive vice president provides for an annual base salary of $65,000 increasing to $75,000 per year when the Bank becomes profitable on a cumulative basis. The employment agreement provides that during its term, the executive vice president will be entitled to an annual bonus of 5% of the Banks pretax profits based on a formula determined by the Banks Board of Directors; provided, however, that the bonus shall not exceed 30% of his annual salary. For the year ended December 31, 1997, the Company incurred expenses for salary and benefits as follows: (i) for the president:
 $122,884; and (ii) for the executive vice president:  $110,584.

	Compensation of Directors. In March 1996, the Board of Directors of the Company approved a deferred compensation plan (the "Plan") for the Company's and Banks directors which grants to each member restricted shares of the Companys common stock as follows: (a) five shares for each Bank or Company committee meeting attended; and (b) ten shares for each Bank or Company Board of Directors meeting attended. Shares of restricted stock granted pursuant to the Plan shall not vest until the earlier to occur of: (a) the retirement of a director from the Companys Board of Directors; or (b) a change in control of the Company. As of December 31, 1997 there were 3,040 shares of restricted stock outstanding. The 1997 income statement includes a charge for $32,498 reflecting the above grants.

	Borrowings and Deposits by Directors and Executive Officers. Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 1997 and 1996, loans outstanding to directors, their related interests and executive officers aggregated $3,066,426 and $2,177,384, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

	A summary of loan transactions with directors, including their affiliates, and executive officers during 1997 and 1996 follows:

                                      1997                       1996
Balance, beginning of year           	$2,177,384	             $	635,770
New loans                               2,105,040             1,654,140
Less:   principal reductions           (1,215,998)             (112,526)
Balance, end of year            $       3,066,426       $     2,177,384

	Deposits by directors and their related interests, at December 31, 1997 and 1996, approximated $3,638,443 and $4,205,433, respectively.

Note 14  Financial Instruments with Off-Balance Sheet Risk

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

	The Companys exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1997 and 1996, unfunded commitments to extend credit were $7,153,104 and $5,430,822, respectively. The Company evaluates each customers credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on managements credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, farm products, livestock and income producing commercial properties.

	At December 31, 1997 and 1996, commitments under letters of credit aggregated approximately $172,435 and $143,500, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property.
 Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

	The Company makes commercial, agricultural, real estate and consumer loans to individuals and businesses located in and around Thomas County, Georgia. The Company does not have a significant concentration of credit risk with any individual borrower. However, a substantial portion of the Companys loan portfolio is collateralized by real estate located in and around Thomas County, Georgia.


Note 15  Regulatory Matters

	The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Companys financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Companys assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

	Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

	As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as Well Capitalized. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain minimum total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Companys capital category. The actual capital amounts and rations are also presented in the table below:

                             Minimum Regulatory Capital Guidelines for Banks
                                                   Adequately       Well
(Dollars in thousands)             Actual          Capitalized   Capitalized
                               Amount   Ratio   Amount   Ratio  Amount   Ratio
As of December 31, 1997:
Total capital-risk-based
(to risk-weighted assets):
   Bank                       $6,647    11.9%   $4,459 *   8%   $5,574 *  10%
   Consolidated                7,073    12.6%    4,474 *   8%     N/A  *  N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                       $6,002    10.8%   $2,229 *   4%   $3,344 *   6%
   Consolidated                6,428    11.5%    2,237 *   4%     N/A     N/A


Tier 1 capital-leverage
(to average assets):
   Bank                       $6,002    11.1%   $2,164 *   4%   $2,705 *   5%
   Consolidated                6,428    11.8%    2,172 *   4%    N/A      N/A

                             Minimum Regulatory Capital Guidelines for Banks
                                                   Adequately       Well
(Dollars in thousands)             Actual          Capitalized   Capitalized
                               Amount   Ratio   Amount   Ratio  Amount   Ratio
As of December 31, 1996
Total capital-risk-based
(to risk-weighted assets):
   Bank                       $5,843    16.9%   $2,758 *   8%   $3,447 *  10%
   Consolidated                6,276    18.1%    2,770 *   8%     N/A     N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
 Bank                         $5,412    15.7%   $1,379 *   4%   $2,068 *   6%
 Consolidated                  5,852    16.9%    1,385 *   4%     N/A     N/A

Tier 1 capital-leverage
(to average assets):
 Bank                         $5,412    12.4%   $1,746 *   4%   $2,182 *   5%
 Consolidated                  5,852    13.4%    1,747 *   4%     N/A     N/A

Note 16  Dividends

	The primary source of funds available to the Company to pay shareholder dividends and other expenses is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Banks capital adequacy. The amount of cash dividends available from the Bank for payment in 1998 is $829,010 plus 1998 net earnings of the Bank. At December 31, 1997, $5,180,742 of the Companys investment in the Bank is restricted as to dividend payments from the Bank to the Company. During 1997 and 1996, the Company did not pay cash dividends to its shareholders.

Note 17  Parent Company Financial Information

	This information should be read in conjunction with the other notes to the consolidated financial statements.


Parent Company Balance Sheets
					                December 31,
Assets:
                                                   1997               1996
Cash                                    $      258,094  $       269,568
Investment in Bank                           5,995,856        5,405,942
Property equipment                             181,957          183,838
Other assets                                    53,819           10,125
   Total Assets                          $   6,489,726   $    5,869,473

Liabilities and Shareholders Equity:
Accounts payable                        $       21,333   $       23,216
   Total Liabilities                    $       21,333   $       23,216

Common stock                            $      600,000   $      600,000
Paid-in-capital                              5,418,801        5,372,407
Retained earnings                              441,662         (119,995)
Unrealized gain on securities                    7,930           (6,155)
   Total Shareholders equity             $  6,468,393   $    5,846,257
   Total Liabilities and
     Shareholders' equity               $    6,489,726    $   5,869,473

Parent Company Statements of Income
                                                 Years Ended December 31,
Revenues:
                                                1997              1996
  Interest income                       $       4,798   $        11,896
  Rental income                                21,648            18,281
     Total revenues                     $      26,446   $        30,177

Expenses:
  Depreciation and amortization         $       4,581   $         4,850
  Other expenses                               36,037            37,310
     Total expenses                     $      40,618    $       42,160

Income before equity in undistributed
  earnings of Bank                      $     (14,172)    $     (11,983)
Equity in undistributed earnings
  of Bank                                     575,829           253,181

Net income                              $     561,657     $     241,198

Parent Company Statements of Cash Flows

                                                      Years Ended December 31,
Cash flows from operating activities:                  1997            1996
  Net income                                         $   561,657   $  241,198
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed earnings of the Bank       (575,829)    (253,181)
  Depreciation and amortization                            4,581        4,850
 (Increase) in other assets                              (46,394)       4,999
 (Decrease) in payables                                  ( 1,883)      12,943

Net cash provided by operating activities           $    (57,868)   $  10,809

Cash flows from investing activities:
 Purchase of building                               $     -  -     $ (185,988)
 Purchase of stock                                        -  -       (700,000)
Net cash provided by financing activities           $     -  -     $ (885,988)


Cash flows from financing activities:
  Options, restricted stock                         $    46,394    $     -  -
Net cash used by financing activities               $    46,394    $     -  -

Net (decrease) in cash and cash equivalents         $   (11,474    $ (875,179)
Cash and cash equivalents, beginning of the year        269,568     1,144,747
Cash and cash equivalents, end of year              $   258,094    $  269,568

Note 18  Subsequent Events

	Subsequent to December 31, 1997, and prior to the date of this report, the Company declared a two-for-one stock split to be effected in the form of a 100% stock dividend.



	PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
           of the Exchange Act

The directors and executive officers of the Company are as follows:


        Name                            Position with Company

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

Harold L. Jackson                       Class II Director

Charles W. McKinnon, Jr.                Class III Director

Cochran A. Scott, Jr.                   Class III Director

Richard L. Singletary, Jr.              Class III Director


Each of the above persons has been a director of the Company since
March 31, 1995. The Company has a classified Board of Directors whereby one-third of the members will be elected each year at the Companys Annual Meeting of Shareholders. Upon such election, each director of the Company will serve for a term of three years. The Companys officers are appointed by the Board of Directors and hold office at the will of the Board.

Charles A. Balfour, age 34, served as Vice President of Balfour
Pulpwood Company, Inc., a family-owned business, from 1989 to 1994 and since 1994, has served as President. From 1992 to January 1995, he served on the Advisory Board of Directors of Trust Company Bank of South Georgia, N.A. He is presently a member of the Balfour Foundation, which supports a wide array of community and charitable organizations.

Clifford S. Campbell, Jr., age 69, has been retired since 1989.  From
1969 to 1989, he was the Chairman, President and Chief Executive Officer of C&S Bank of Thomas County and subsequently C&S National Bank - Thomasville. For fifteen years prior to 1969, Mr. Campbell held numerous positions with both Trust Company Bank of Georgia in Atlanta and the C&S Bank of Albany. Mr. Campbell remains active in numerous civic affairs. He is currently a member of the Board of Directors and past Chairman of Archbold Medical Center. He also serves on the Boards of Thomasville Rotary Club, Thomas County Historical Society and the Thomasville/Thomas County Chamber of Commerce, each of which he is past President. Mr. Campbell also served as a member of the Thomasville City Board of Education.

Stephen H. Cheney, age 40, has served as President of the Company since its inception in March 1995. Mr. Cheney joined Trust Company Bank of South Georgia, N.A. in February 1985, and from 1987 to January 1995, served as President of the Thomasville Division. From 1981 to 1985, Mr. Cheney spent two years with an accounting firm and two years in private business. In addition to his profession, Mr. Cheney is presently a member of the Thomasville Payroll Development Authority, the Industrial Development Committee and Thomasville Team 2000. He is also immediate past Chairman of the Thomasville/Thomas County Chamber of Commerce and former Vice Chairman of the Thomasville Housing Authority.

Charles E. Hancock, M.D., age 38, is a Board Certified Orthopedic
Surgeon in private practice in Thomasville, Georgia at the Thomasville Orthopedic Center where he has practiced since 1991 and he is currently a managing partner. He is a member of The American Academy of Orthopedic Surgeons. Dr. Hancock is also affiliated with the Archbold Medical Center and the Medical Association of Georgia. He currently serves on the Board of the Thomasville Rotary Club and the Thomasville Y.M.C.A.

Charles H. Hodges, III, age 33, has served as Executive Vice President of the Company since its inception in January 1995. Mr. Hodges joined C&S National Bank (now NationsBank) in Atlanta, Georgia in March 1986, and was promoted to Credit Manager in the Factoring Division where he served until July 1987. From July 1987 to January 1995, he served as Vice President of the Thomasville Division of Trust Company Bank of South Georgia, N.A. In addition, Mr. Hodges serves as treasurer and board member of several key organizations, including United Way, Downtown Development Authority, Thomasville Ducks Unlimited, Thomasville Mainstreet, and Thomasville Music and Drama Troupe.

Harold L. Jackson, age 49, is the President and General Manager of
Petroleum Products, Inc., a distributor of fuel and oil products to retail, industrial and agricultural customers throughout South Georgia. From 1992 to January 1995, Mr. Jackson served as a member of the Advisory Board of Directors of Trust Company Bank of South Georgia, N.A. He is also a member and past President of the Thomasville Shriners Club and is a member of the Masonic Lodge.

Charles W. McKinnon, Jr., age 63, is the Owner/Broker of First
Thomasville Realty, Ltd., one of the largest real estate companies in Southwest Georgia. He has been actively involved in selling and developing shopping centers, food stores, office buildings and warehouses. His civic and professional leadership roles, past and present, include City Commissioner, director of NationsBank, director of Industrial Development for City of Thomasville, director of Thomasville/Thomas County Chamber of Commerce, member of Georgia Development Council, lifetime membership in Thomasville Area
Boards Million Dollar Club, Real Estate Leaders of America, International Council of Shopping Centers, National Association of Realtors, and Farm and Land Institute.

Cochran A. Scott, Jr., age 42, has served as President of Scott
Hotels, Inc. since 1996 and from 1987 to 1995 was the President of C.A. Scott Construction Co., a commercial contracting firm specializing in roofing systems. Mr. Scott served on the Advisory Board of Directors of Trust Company Bank of South Georgia, N.A. for six years until resigning in January 1995. He is presently a member of the Board of Directors of the Thomasville/Thomas County Chamber of Commerce and City of Thomasville Contractor Board.

Richard L. Singletary, Jr., age 38, joined First National Bank of
Atlanta in 1982 where he advanced to Commercial Loan Officer before leaving to work for Sing Oil Company in 1985. After Sing Oil Company was sold to Amoco Oil Company in 1990, he began developing residential and multi-family real estate in Tallahassee, Florida. Today, he is the President of four development companies. Mr. Singletary is also a member of the Thomasville City Council, The Brookwood School Board of Directors, and is a former member of the Advisory Board of Directors of Trust Company Bank of South Georgia, N.A.

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

The Company is not subject to the requirement of Section 16 of the Securities Exchange Act of 1934, as amended.

Item 10.  Executive Compensation

The following table provides certain summary information for the fiscal years ended December 31, 1997, 1996 and 1995 concerning compensation paid or accrued by the Company to or on behalf of the Companys Chief Executive Officer. None of the other executive officers of the Company had total annual salary and bonus which exceeded $100,000 during the last fiscal year.


                             Summary Compensation Table
                      Annual Compensation               Long Term Compensation
                                                 Restricted  Number of
Name and                                           Stock     Options  All Other
Principal Position   Year   Salary    Bonus        Awards     Awards    Comp(1)

Stephen H. Cheney    1997  $82,500   $25,500    $2,264(2)(3)    --      $2,910
President and        1996   75,000    15,000     1,899(2)(4)    --       1,250
Chief Executive      1995   65,500      --         450(2)      15,000     --
Officer

(1)	Represents matching contributions under the Companys 401(k) plan.
(2)	Represents earned but unissued shares of restricted stock granted at various times during fiscal 1997, 1996 and 1995 pursuant to the directors deferred compensation plan.  Because there is no organized trading market for the Companys Common Stock, the dollar value of the restricted stock awarded in 1997 and 1996 was computed by reference to the average book value of the Companys Common Stock during the respective year and the dollar value of the restricted stock awarded in 1995 was computed by reference to the offering price per share of the Companys Common Stock in its initial public offering completed in
1995.  See Compensation of Directors.
(3)	During fiscal 1997, Mr. Cheney earned an aggregate of 210 shares of restricted Common Stock pursuant to the directors deferred
compensation plan, the fair market value of which was $2,264 as of
December 31, 1997.  Because there is no organized trading market for the Companys Common Stock, fair market value was calculated by reference to the book value of the Companys Common Stock as of
December 31, 1997.  See Compensation of Directors.
(4)	During fiscal 1996, Mr. Cheney earned an aggregate of 195 shares of restricted Common Stock pursuant to the directors deferred compensation plan, the fair market value of which was $1,899 as of December 31, 1996. Because there is no organized trading market for the Companys Common Stock, fair market value was calculated by reference to the book value of the Companys Common Stock as of December 31, 1996. See Compensation of Directors.

Employment Agreement

On March 7, 1995, the organizers of the Company entered into a three-year Employment Agreement with Stephen H. Cheney, pursuant to which Mr. Cheney will be paid an annual salary of $75,000, which will be increased to $85,000 per year by the Banks Board of Directors if the Bank becomes profitable on a cumulative basis. The Employment Agreement provides that during its term, Mr. Cheney will be entitled to an annual bonus of 5% of the Banks pretax profits based on a formula determined by the Banks Board of Directors, such bonus not to exceed 30% of his annual salary. The Employment Agreement provides for the grant of stock options to acquire 15,000 shares of the Companys Common Stock upon the Banks commencement of business at a purchase price equal to $10.00 per share. Such options will become exercisable at the rate of 3,000 shares per year so long as Mr. Cheney remains employed by the Bank and shall remain exercisable for ten years after the date of initial grant.

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

On March 7, 1995, the organizers of the Company entered into a three-year Employment Agreement with Charles H. Hodges, III, containing identical provisions to the Employment Agreement entered into with Mr. Cheney, except that Mr. Hodges annual salary is $65,000 per year, which will be increased to $75,000 if the Bank becomes profitable on a cumulative basis. All the other provisions of Mr. Hodges Employment Agreement are identical to Mr. Cheneys.

No other officers or directors of the Company have received any cash compensation for services to the Company.

Compensation of Directors

In March 1996 the Board of Directors of the Company approved a deferred compensation plan (the Directors Plan) for the Companys directors calling for the issuance of restricted stock grants to directors to compensate each director for each Board meeting and Committee meeting attended. The Directors Plan provides that each director is deemed to have earned shares of restricted stock in the amount of five shares of the Companys Common Stock for each Bank and each Company Committee meeting attended and ten shares for each Bank and each Company Board of Directors meeting attended. The shares of restricted stock earned pursuant to the terms of the Directors Plan do not vest and will not be granted until the earlier to occur of either the retirement of the director from the Companys Board of Directors or a change in control of the Company. One of the Companys directors has elected not to participate in the Directors Plan and has elected to receive in lieu of restricted stock $100 for each Bank and Company Board of Directors meeting attended and $50 for each Bank and Company Committee meeting attended. During fiscal 1997, an aggregate of 1,500 shares of restricted stock were earned under the Directors Plan.

Stock Options

No stock options were granted to the Chief Executive Officer during the fiscal year ended December 31, 1997. The following table presents information regarding the value of unexercised options held at December 31, 1997 by Stephen H. Cheney. No stock options were exercised and there were no SARs outstanding during fiscal 1997.



                             Number of
                         Unexercised Options       Value of Unexercised
                             at FY-End             In-the-Money Options
Name                            (#)                    at FY-End

                            Exercisable/               Exercisable (1)/
                            Unexercisable              Unexercisable

Stephen H. Cheney              9,000/6,000              $7,020/$4,680

____________________

(1)	Dollar values calculated by determining the difference between the estimated fair market value of the Companys Common Stock at December 31, 1997 ($10.78) and the exercise price of such options. Because no organized trading market exists for the Common Stock of the Company, the fair market value was computed by reference to the book value of the Common Stock as of December 31, 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 1997 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

Name of                                   Number of     Percent of
Beneficial Owner                           Shares(1)      Total

Charles A. Balfour                         10,000 (2)    1.7%

Clifford S. Campbell, Jr.                   1,150 (3)     *

Stephen H. Cheney                          26,013 (4)    4.3%

Charles E. Hancock, M.D.                   10,000        1.7%

Charles H. Hodges, III                     15,861(5)     2.6%

Harold L. Jackson                          10,000        1.7%

Charles W. McKinnon, Jr.                   10,000 (6)    1.7%

Cochran A. Scott, Jr.                      15,650 (7)    2.3%

Richard L. Singletary, Jr.                 40,200 (8)    6.7%

All Directors and
Officers as a Total (9 persons)           137,479       22.5%

*  Less than 1% of shares outstanding.
_______________

(1)	Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. Beneficial Ownership includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof.  Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 600,000 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties who hold presently exercisable options are based upon the sum of 600,000 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.
(2)	Includes 2,000 shares held by Mr. Balfour as custodian for his children.
(3)	Represents shares held in Mr. Campbell's individual retirement account.
(4)	Includes 6,000 shares subject to presently exercisable stock options,
2,952 shares held in Mr. Cheney's individual retirement account, 361 shares held in Mr. Cheneys wifes individual retirement account and 15,000 shares held in Mr. Cheneys fathers individual retirement account for the benefit of Mr. Cheney.
(5)	Includes 6,000 shares subject to presently exercisable stock options,
5,044 shares held in Mr. Hodges' individual retirement account, 827 shares held by Mr. Hodges as custodian for his children and 2,900 shares owned jointly with his wife.
(6)	Includes 6,100 shares held in Mr. McKinnon's individual retirement account.
(7)	Includes 10,650 shares held by Mr. Scott as custodian for his children and 5,000 shares held in Mr. Scotts individual retirement account.
(8)	Includes 2,623 shares held in Mr. Singletarys individual retirement account, 3,900 shares held as custodian for his children, 5,000 shares owned by Mr. Singletarys wife and 4,743 shares held in Mr. Singletarys wifes individual retirement account. Mr. Singletarys address is 102
Chukkars Drive, Thomasville, Georgia 31792.


Item 12.  Certain Relationships and Related Transactions

The Bank extends loans from time to time to certain of the Companys directors, their associates and members of the immediate families of the directors and executive officers of the Company. These loans are be made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from a Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 33-91536 (referred to as SB-
2). The exhibit numbers correspond to the exhibit numbers in the referenced document.


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

THOMASVILLE BANCSHARES, INC.

Dated:  March 30, 1998		  By:	/s/ Stephen H. Cheney
						Stephen H. Cheney
 		President and Chief Executive Officer
						(Principal Executive and
						 Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


	Signature

Title

Date


/s/ Stephen H. Cheney
Stephen H. Cheney               President and Chief             March 30, 1998
                                Executive Officer
                                (Principal Executive
                                and Accounting
                                Officer) and Director



/s/ Charles H. Hodges, III
Charles H. Hodges, III          Executive Vice                  March 30, 1998
                                President and
                                Director


/s/ Charles A. Balfour
Charles A. Balfour              Director                       March 25, 1998


/s/ Clifford S. Campbell, Jr.
Clifford S. Campbell, Jr.       Director                        March 30, 1998



/s/ Charles E. Hancock, M.D.
Charles E. Hancock, M.D.        Director                        March 30, 1998


/s/ Harold L. Jackson
Harold L. Jackson               Director                        March 30, 1998


/s/ Charles W. McKinnon, Jr.
Charles W. McKinnon, Jr.        Director                        March 30, 1998


/s/ Cochran A. Scott, Jr.
Cochran A. Scott, Jr.           Director                        March 30, 1998


/s/ Richard L. Singletary,
Jr.
Richard L. Singletary, Jr.      Director                        March 30, 1998






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
	EXHIBIT INDEX

	Exhibit
	   No  	        Description         	Page

21.1	Subsidiaries of Registrant
27.1	Financial Data Schedule (for SEC use only)

	Exhibit 21.1

	SUBSIDIARIES OF THE REGISTRANT

Thomasville National Bank, a national bank organized under the laws of the United States.

Exhibit 27.1

Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Thomasville
Bancshares, Inc. unaudited consolidated financial statements for the period ended December 31, 1997 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                    Amount
  9-03(1)        Cash and due from banks           $ 2,447,683
  9-03(2)        Interest bearing deposits                   0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                1,582,269
  9-03(4)        Trading account assets                      0
  9-03(6)        Investment and mortgage backed
                  securities held for sale           4,194,219
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                             0
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                               0
  9-03(7)        Loans                              54,111,826
  9-03(7)(2)     Allowance for losses                  644,913
  9-03(11)       Total assets                       64,894,489
  9-03(12)       Deposits                           58,002,412
  9-03(13)       Short-term borrowings                       0
  9-03(15)       Other liabilities                     423,684
  9-03(16)       Long-term debt                              0
  9-03(19)       Preferred stock -
                  mandatory redemption                       0
  9-03(20)       Preferred stock -
                  no mandatory redemption                    0
  9-03(21)       Common stocks                         600,000
  9-03(22)       Other stockholders' equity          5,868,393
  9-03(23)       Total liabilities and
                  stockholders' equity              64,894,489
  9-04(1)        Interest and fees on loans          4,175,214
  9-04(2)        Interest and dividends
                  on investments                       394,375
  9-04(4)        Other interest income                       0
  9-04(5)        Total interest income               4,569,589
  9-04(6)        Interest on deposits                2,022,147
  9-04(9)        Total interest expense              2,039,655
  9-04(10)       Net interest income                 2,529,934
  9-04(11)       Provision for loan losses             225,000
  9-04(13)(h)    Investment securities gains/losses          0
  9-04(14)       Other expenses                      1,720,027
  9-04(15)       Income/loss before income tax         967,663
  9-04(17)       Income/loss before
                  extraordinary items                  967,663
  9-04(18)       Extraordinary items, less tax               0
  9-04(19)       Cumulative change in
                  accounting principles                      0
  9-04(20)       Net income or loss                    561,657
  9-04(21)       Earnings per share - primary              .94
  9-04(21)       Earnings per share - fully diluted        .92
  I.B.5.         Net yield - interest earning
                  assets - actual                         5.01%
  III.C.1(a)     Loans on non-accrual                        0
  III.C.1(b)     Accruing loans past due
                  90 days or more                            0
  III.C.1(c)     Troubled debt restructuring                 0
  III.C.2.       Potential problem loans               680,000
  IV.A.1         Allowance for loan losses -
                  beginning of period                  447,626
  IV.A.2         Total chargeoffs                       31,005
  IV.A.3         Total recoveries                        3,292
  IV.A.4         Allowance for loan losses -
                  end of period                        644,913
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                       616,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0
  IV.B.3         Loan loss allowance - unallocated      28,913