Form 10QSB
period 1998-03-31
THOMASVILLE BANCSHARES INC
filed 1998-05-14
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 1998.

                              OR

___     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to _____________

                  Commission File No. 33-36512

                THOMASVILLE BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)


        Georgia                          58-2175800
(State of Incorporation)   (I.R.S. Employer Identification No.)

301 North Broad Street Thomasville, Georgia  31792
     (Address of Principal Executive Offices)

                          (912) 226-3300
(Issuer's Telephone Number, Including Area Code)

                         Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes _X_           No ___

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, $1.00 par value per share 1,200,000 shares issued and outstanding as of May 12, 1998.

	(Page 1 of 14)

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

            THOMASVILLE BANCSHARES, INC.
               Thomasville, Georgia
		Consolidated Balance Sheets

                                       March 31,     December 31,
                                         1998           1997
ASSETS                                (Unaudited)    (Unaudited)

Cash and due from banks              $ 1,611,332     $ 2,447,683
Federal funds sold                     3,043,071       1,582,269
  Total cash and cash equivalents    $ 4,654,403     $ 4,029,952
Investment securities:
 Securities available-for-sale,
 at market value                       4,201,125       4,194,219
Loans, net                            59,225,720      53,466,913
Property & equipment, net              2,460,254       2,484,979
Other assets                             935,636         718,426
  Total Assets                       $71,477,138     $64,894,489


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits       $ 9,639,758     $ 9,334,294
 Interest bearing deposits            54,467,292      48,668,118
  Total deposits                     $64,107,050     $58,002,412
Other liabilities                        683,118         423,684
 Total Liabilities                   $64,790,168     $58,426,096

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1.2
 million shares issued & outstanding $ 1,200,000     $ 1,200,000
Paid-in-capital                        5,418,801       5,418,801
Retained earnings                         54,943        (158,338)
Unrealized (loss)
 securities available-for-sale            13,226           7,930
 Total Shareholders' Equity          $ 6,686,970     $ 6,468,393
 Total Liabilities and
  Shareholders' Equity               $71,477,138     $64,894,489




	Refer to notes to the financial statements.

	  THOMASVILLE BANCSHARES, INC.
	     Thomasville, Georgia
	Consolidated Statements of Income


                                         For the three months
                                            ended March 31,
                                         1998            1997


Interest income                      $1,417,512       $903,250
Interest expense                        652,667        397,684

Net interest income                  $  764,845       $505,566

Provision for possible loan losses       45,000         36,000

Net interest income after provision
 for possible loan losses            $  719,845       $469,566

Other income
 Gain on sale of mortgage loans      $    2,148       $    576
 Service charges                         18,531         12,596
 Other fees                              84,066         58,470
 Rental income                            5,400          5,400
  Total other income                 $  110,145       $ 77,042

Salaries and benefits                $  249,834       $180,550
Advertising                              23,526         66,950
Depreciation                             36,149         12,300
Amortization                              2,806          2,806
Data processing                           9,216          7,076
Regulatory fees and assessments           8,734          7,193
Other operating expenses                126,844         99,105
  Total operating expenses           $  457,109       $375,980

Net income before taxes              $  372,881       $170,628

Income taxes                            159,600         72,500

Net income                           $  213,281       $ 98,128


Basic income per share               $      .18       $    .08

Diluted income per share             $      .17       $    .08





	Refer to notes to the financial statements.

	     THOMASVILLE BANCSHARES, INC.
	        Thomasville, Georgia
	Consolidated Statements of Cash Flows
	            (Unaudited)


                                            Three Months Ended
                                                 March 31,
                                            1998            1997

Cash flows from operating activities:  $   335,045      $   508,215

Cash flows from Investing Activities:
  Purchase of fixed assets             $   (11,425)     $  (516,033)
  (Increase) in loans                   (5,803,807)      (4,537,989)
  Purchase of securities, AFS                 - -        (1,014,063)
Net cash used in investing activities  $(5,815,232)     $(6,068,085)

Cash flows from Financing Activities:
  Increase in deposits                 $ 6,104,638      $ 4,793,222
Cash (used by) financing activities    $ 6,104,638      $ 4,793,222

Net (decrease) in cash
 and cash equivalents                  $   624,451      $  (766,648)
Cash and cash equivalents,
 beginning of period                     4,029,952        5,628,235
Cash and cash equivalents,
 end of period                         $ 4,654,403      $ 4,861,587























	Refer to notes to the financial statements.

	               THOMASVILLE BANCSHARES, INC.
	                 Thomasville, Georgia
	Notes to Consolidated Financial Statements (Unaudited)
	                    March 31, 1998


Note 1 - Basis of Presentation

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1997.


Note 2 - Summary of Organization

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on March 30, 1995, for the purpose of becoming a bank holding company for a proposed national bank, Thomasville National Bank (the "Bank") to be located in Thomasville, Georgia.
 In an initial public offering conducted during 1995, the Company sold and issued 600,000 shares of its $1.00 par value common stock. Proceeds from the above offering amounted to $5,972,407, net of selling expenses. The Company commenced banking operations on October 2, 1995. During the first calendar quarter of 1998, the Company declared a two-for-one stock split, effected in the form a 100% stock dividend.


Note 3 - Summary of Significant Accounting Policies

	Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.
 Certain prior year amounts have been reclassified to conform to the current year presentation. Both earnings per share and shareholders' equity for both the year ended and as of December 31, 1997 were reclassified to allow for the two-for-one stock split.

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

	Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires investments in equity and debt securities to be classified into three categories:

	1.Held-to-maturity securities: These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. As of December 31, 1997 and March 31, 1998, the Company had no securities in this category.

	2.Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future.
        Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. As of December 31, 1997 and March 31, 1998, the
        Company had no securities in this category.

	3.Available-for-sale securities: These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

	A decline below cost in the fair value of any available-for sale or held-to-maturity security that is deemed other than temporary, results in a charge to income and the establishment of a new cost basis for the security.

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

	Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full or timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Loans are returned to accrual status only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

	The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting for Impairment of a Loan - Income Recognition and Disclosure".
These standards require impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter.

	Allowance for Possible Loan Losses. The allowance for loan losses is established through provisions charged to operations. Such provisions are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged-off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

	Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses of loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

	Income Taxes. The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company files a consolidated income tax return. Taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

	Earnings Per Share ("EPS"). The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting EPS. Because the Company has a complex capital structure, it is required to report: (i) basic EPS and
(ii) diluted EPS. Basic EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is defined as the amount of earnings available both to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding during the reporting period.

	Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed assuming the conversion of all warrants and options. For the three-month period ended March 31, 1998, basic and diluted EPS amounted to $.18 and $.17, respectively. For the three-month period ended March 31, 1997, both basic and diluted EPS amounted to $.08.

Item 2.	Management's Discussion and Analysis of Financial Condition and
            Results of Operations

The Company was incorporated in Georgia on March 30, 1995 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Thomasville National Bank, Thomasville, Georgia ("Bank"). In a public offering conducted during 1995, the Company sold and issued 600,000 shares of its own $1.00 par value common stock. Proceeds from the above stock offering amounted to $5,972,407, net of selling expenses. The Company purchased 100% of the Bank's common stock by injecting $4.8 million into the Bank's capital accounts immediately prior to commencement of banking operations on October 2, 1995. Subsequently, the Company injected an additional $700,000 into the Bank's capital accounts. On February 28, 1998, the Company declared a two-for-one stock split to be effected in the form of a 100% common stock dividend. The new shares were distributed to shareholders of record as of the close of business on January 31, 1998. The stock split increased the number of outstanding shares of Common Stock from 600,000 to 1,200,000.

Total consolidated assets increased by $6.6 million to $71.5 million during the three-month period ended March 31, 1998. The increase was generated through a $6.1 million increase in deposits, and $300,000 and $200,000 increases in payables and retained profits, respectively. The funds were used to increase loans by $5.8 million, cash and cash equivalents by $600,000 and other assets by $200,000.

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customer. The March 31, 1998 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.7 million, representing 6.5% of total assets. Investment securities, which amounted to $4.2 million or 5.9% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. In addition, the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended March 31, 1998, total deposits increased from $58.0 million to $64.1 million, representing an annualized increase of 42.1%. There are no assurances, however, that this level of growth can be maintained. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's      Minimum required
                       March 31, 1998     by regulator
Leverage ratio                9.1%             4.0%
Risk weighted ratio          11.6%             8.0%

As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.


Results of Operations

Net income for the three-month period ended March 31, 1998 amounted to $213,281, or $.17 per diluted share. These results compare favorably to the March 31, 1997 net income of $98,128, or $.08 per diluted share. The primary reasons for the increase in net income are as follows:

	a.Average total earning assets have increased from $41.6 million at March 31, 1997 to $63.3 million at March 31, 1998. The net increase of $21.7 million represents a 52.2% increase over a twelve-month period. There can be no assurances, however, that this level of growth can be maintained.

	b.As a consequence to the increase in earning assets, interest income, the most significant of all revenue items, increased from $903,250 for the three-month period ended March 31, 1997 to $1,417,512 for the three-month period ended March 31, 1998. The increase of $514,262 represents a 56.9% increase over a twelve-month period. Again, there can be no assurances that the Company can continue to maintain this level of growth.

	c.Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

	The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

      Interest                            Interest
  Earning Assets/           Average        Income/      Yield/
Bearing Liabilities         Balance         Cost         Cost
Federal funds sold       $ 1,753,485    $   23,109       5.27%
Securities                 4,207,180        57,422       5.46%
Loans                     57,317,141     1,336,981       9.33%
  Total                  $63,277,806    $1,417,512       8.96%

Deposits and borrowings  $61,167,973    $  652,667       4.27%

Net interest income                     $  764,845

Net yield on earning assets                              4.83%


Net interest income has increased from $505,566 for the three-month period ended March 31, 1997 to $764,845 for the same period one year later, a net increase of $259,279, or 51.3%.

	d.Other income has increased from $77,042 for the three-month period ended March 31, 1997 to $110,145 for the same period one year later. This increase is primarily due to the increase in volume of transaction accounts. Other income as a percent of total assets, however, has decreased from .63% for the three-month period ended March 31, 1997 to .62% for the three-month period ended March 31, 1998.

	e.Total operating expenses have increased from $375,980 for the three-month period ended March 31, 1997 to $457,109 for the same period one year later. Despite the increase, however, total operating expenses as a percent of total assets declined from 3.07% to 2.56% over the one year span from March 31, 1997 to March 31, 1998. The decline in the above ratio is an indication of an increased efficiency attained largely due to economies of scale.

At December 31, 1997, the allowance for loan losses amounted to $644,913. By March 31, 1998, the allowance had grown to $690,596. Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, declined from 1.19% to 1.15% during the three-month period ended March 31, 1998. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

	PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

		(a)  Exhibits.
		     -27.1 - Financial data schedule (for SEC use only).

	      (b) Reports on Form 8-K.  There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THOMASVILLE BANCSHARES, INC.
                             (Registrant)


Date: May 13, 1998       BY:  /s/ Stephen H. Cheney
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and
                              Accounting Officer)

Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Thomasville Bancshares, Inc. unaudited consolidated financial statements for the period ended March 31, 1998 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                    Amount
  9-03(1)        Cash and due from banks           $ 1,611,332
  9-03(2)        Interest bearing deposits                   0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                3,043,071
  9-03(4)        Trading account assets                      0
  9-03(6)        Investment and mortgage backed
                  securities held for sale           4,201,125
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                             0
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                               0
  9-03(7)        Loans                              59,916,316

  9-03(7)(2)     Allowance for losses                  690,596
  9-03(11)       Total assets                       71,477,138
  9-03(12)       Deposits                           64,107,050
  9-03(13)       Short-term borrowings                       0
  9-03(15)       Other liabilities                     683,118
  9-03(16)       Long-term debt
  9-03(19)       Preferred stock -
                  mandatory redemption                       0
  9-03(20)       Preferred stock -
                  no mandatory redemption                    0
  9-03(21)       Common stocks                       1,200,000
  9-03(22)       Other stockholders' equity          5,486,970
  9-03(23)       Total liabilities and
                  stockholders' equity              71,477,138
  9-04(1)        Interest and fees on loans          1,336,981
  9-04(2)        Interest and dividends
                  on investments                        80,531
  9-04(4)        Other interest income                       0
  9-04(5)        Total interest income               1,417,512
  9-04(6)        Interest on deposits                  649,253
  9-04(9)        Total interest expense                652,667
  9-04(10)       Net interest income                   764,845
  9-04(11)       Provision for loan losses              45,000
  9-04(13)(h)    Investment securities gains/losses          0
  9-04(14)       Other expenses                        457,109
  9-04(15)       Income/loss before income tax         372,881
  9-04(17)       Income/loss before
                  extraordinary items                  372,881
  9-04(18)       Extraordinary items, less tax               0
  9-04(19)       Cumulative change in
                  accounting principles                      0
  9-04(20)       Net income or loss                    213,281
  9-04(21)       Earnings per share - basic                .18
  9-04(21)       Earnings per share - diluted              .17
  I.B.5.         Net yield - interest earning
                  assets - actual                         4.83%
  III.C.1(a)     Loans on non-accrual                        0
  III.C.1(b)     Accruing loans past due
                  90 days or more                            0
  III.C.1(c)     Troubled debt restructuring                 0
  III.C.2.       Potential problem loans             1,088,000
  IV.A.1         Allowance for loan losses -
                  beginning of period                  644,913
  IV.A.2         Total chargeoffs                          684
  IV.A.3         Total recoveries                        1,367
  IV.A.4         Allowance for loan losses -
                  end of period                        690,596
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                       680,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0
  IV.B.3         Loan loss allowance - unallocated      10,596