Form 10QSB
period 1998-06-30
THOMASVILLE BANCSHARES INC
filed 1998-08-14
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   	EXCHANGE ACT OF 1934
   	For the quarterly period ended June 30, 1998.

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

	Common stock, $1.00 par value per share 1,200,000 shares issued and outstanding as of August 12, 1998.

	(Page 1 of 17)

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

                       	THOMASVILLE BANCSHARES, INC.
                           	Thomasville, Georgia
                       	Consolidated Balance Sheets

                                       June 30,      December 31,
                                         1998           1997
ASSETS                                (Unaudited)    (Unaudited)

Cash and due from banks              $ 3,300,300     $ 2,447,683
Federal funds sold                       323,878       1,582,269
  Total cash and cash equivalents    $ 3,624,178     $ 4,029,952
Investment securities:
 Securities available-for-sale,
 at market value                       4,200,469       4,194,219
Loans, net                            64,925,568      53,466,913
Property & equipment, net              2,709,440       2,484,979
Other assets                             830,877         718,426
  Total Assets                       $76,290,532     $64,894,489


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits       $11,763,008     $ 9,334,294
 Interest bearing deposits            56,875,607      48,668,118
  Total deposits                     $68,638,615     $58,002,412
Other liabilities                        718,094         423,684
 Total Liabilities                   $69,356,709     $58,426,096

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1.2
 million shares issued & outstanding $ 1,200,000     $ 1,200,000
Paid-in-capital                        5,418,801       5,418,801
Retained earnings                        301,483        (158,338)
Unrealized gain
 securities available-for-sale            13,539           7,930
 Total Shareholders' Equity          $ 6,933,823     $ 6,468,393
 Total Liabilities and
  Shareholders' Equity               $76,290,532     $64,894,489

	Refer to notes to the financial statements.


                   	THOMASVILLE BANCSHARES, INC.
                       	Thomasville, Georgia
                 	Consolidated Statements of Income


                                         For the three months
                                            ended June 30,
                                         1998            1997

Interest income                       $1,548,475    $1,079,410
Interest expense                         702,449       476,546

Net interest income                   $  846,026    $  602,864

Provision for possible loan losses        51,000        36,000

Net interest income after provision
 for possible loan losses             $  795,026    $  566,864

Other income
 Gain on sale of mortgage loans       $    4,269    $      399
 Service charges                          20,664        14,976
 Other fees                               83,116        77,543
 Rental income                             5,400         5,400
  Total other income                  $  113,449    $   98,318

Salaries and benefits                 $  255,888    $  201,127
Advertising and public relations          39,633        38,649
Depreciation                              37,129        32,385
Amortization                               2,806         2,806
Data processing                            8,722         7,344
Regulatory fees and assessments            8,845         6,767
Other operating expenses                 115,912       118,277
  Total operating expenses            $  468,935    $  407,355

Net income before taxes               $  439,540    $  257,827

Income taxes                             193,000       114,200

Net income                            $  246,540    $  143,627

Basic income per share                $      .20    $      .12

Diluted income per share              $      .19    $      .11

	Refer to notes to the consolidated financial statements.


                  	THOMASVILLE BANCSHARES, INC.
                     	Thomasville, Georgia
               	Consolidated Statements of Income


                                          For the six months
                                            ended June 30,
                                         1998            1997

Interest income                       $2,965,987    $1,982,660
Interest expense                       1,355,116       874,230

Net interest income                   $1,610,871    $1,108,430

Provision for possible loan losses        96,000        72,000

Net interest income after provision
 for possible loan losses             $1,514,871    $1,036,430

Other income
 Gain on sale of mortgage loans       $    6,417    $      975
 Service charges                          39,195        27,572
 Other fees                              167,182       136,013
 Rental income                            10,800        10,800
  Total other income                  $  223,594    $  175,360

Salaries and benefits                 $  505,722    $  381,677
Advertising and public relations          63,159       105,599
Depreciation                              73,278        44,685
Amortization                               5,612         5,612
Data processing                           17,938        14,420
Regulatory fees and assessments           17,579        13,960
Other operating expenses                 242,756       217,382
  Total operating expenses            $  926,044    $  783,335

Net income before taxes               $  812,421    $  428,455

Income taxes                             352,600       186,700

Net income                            $  459,821    $  241,755




Basic income per share                $      .38    $      .20

Diluted income per share              $      .36    $      .19

	Refer to notes to the consolidated financial statements.


                 	THOMASVILLE BANCSHARES, INC.
                    	Thomasville, Georgia
              	Consolidated Statements of Cash Flows
                        	(Unaudited)


                                               For the six-month period
                                                    Ended June 30,
                                               1998                1997

Cash flows from operating activities:       $    810,417   $    945,439

Cash flows from Investing Activities:
  Purchase of fixed assets                  $   (297,739)  $   (645,092)
  Purchase of securities, AFS                       - -      (1,014,063)
  (Increase) in loans                        (11,554,655)   (11,116,095)
Net cash used by investing activities       $(11,852,394)  $(12,775,250)

Cash flows from Financing Activities:
  Increase in deposits                      $ 10,636,203   $ 14,369,817
Net cash provided from financing activities $ 10,636,203   $ 14,369,817

Net increase in cash and cash equivalents $ (405,774) $ 2,540,006 Cash and cash equivalents,
 beginning of period                           4,029,952      5,628,235
Cash and cash equivalents, end of period    $  3,624,178   $  8,168,241

	Refer to notes to the financial statements.


                            THOMASVILLE BANCSHARES, INC.
                              Thomasville, Georgia
            	Notes to Consolidated Financial Statements (Unaudited)
                              	June 30, 1998


Note 1 - Basis of Presentation

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1997.


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


Note 3 - Summary of Significant Accounting Policies

	Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Both earnings per share and shareholders' equity for all periods presented were reclassified to allow for the two-for-one stock split.

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

	Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires investments in equity and debt securities to be classified into three categories:

	1. Held-to-maturity securities: These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. As of December 31, 1997 and June 30, 1998, the Company had no securities in this category.

	2. Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future.
         Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. As of December 31, 1997 and June 30, 1998, the Company had no securities in this category.

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

  Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed assuming the conversion of all warrants and options. For the six-month period ended June 30, 1998, basic and diluted EPS amounted to $.38 and $.36, respectively. For the six-month period ended June 30, 1997, basic and diluted EPS amounted to $.20 and $.19, respectively.


Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

The Company was incorporated in Georgia on March 30, 1995 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Thomasville National Bank, Thomasville, Georgia ("Bank"). In a public offering conducted during 1995, the Company sold and issued 600,000 shares of its own $1.00 par value common stock (the "Common Stock"). Proceeds from the above stock offering amounted to $5,972,407, net of selling expenses. The Company purchased 100% of the Bank's common stock by injecting $4.8 million into the Bank's capital accounts immediately prior to commencement of banking operations on October 2, 1995. Subsequently, the Company injected an additional $700,000 into the Bank's capital accounts. On February 28, 1998, the Company declared a two-for-one stock split to be effected in the form of a 100% common stock dividend. The new shares were distributed to shareholders of record as of the close of business on January 31, 1998. The stock split increased the number of outstanding shares of Common Stock from 600,000 to 1,200,000.

On July 6, 1998, the Company filed a Registration Statement on Form SB-2 in connection with the offering of 150,000 shares of the Common Stock at the purchase price of $15.00 per share. The Registration Statement was declared effective by the Securities and Exchange Commission on August 6, 1998, at which time the Company commenced the offering. The offering expires on November 3, 1998, but may be extended by the Company for three consecutive 90-day periods. The shares are being offered on an "any and all" basis by certain directors and executive officers of the Company. The net proceeds to the Company, after deducting offering expenses, are estimated to be approximately $2.2 million, which will be available to provide additional capital for the Bank.

Total consolidated assets increased by $11.4 million to $76.3 million during the six-month period ended June 30, 1998. The increase was generated through a $10.6 million increase in deposits, and $300,000 and $500,000 increases in payables and retained profits, respectively. The bank utilized the above funds to increase loans by $11.4 million.


Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customer. The June 30, 1998 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.6 million, representing 4.8% of total assets. Investment securities, which amounted to $4.2 million or 5.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. In addition, the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the six-month period ended June 30, 1998, total deposits increased from $58.0 million to $68.6 million, representing an annualized increase of 36.6%. There are no assurances, however, that this level of growth can be maintained. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's      Minimum required
                        June 30, 1998     by regulator
Leverage ratio                8.5%             4.0%
Risk weighted ratio          10.5%             8.0%

As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.


Results of Operations

For the three-month periods ended June 30, 1998 and 1997, net income amounted to $246,540 and $143,627, respectively. On a per share basis, basic and diluted income for the three-month period ended June 30, 1998 amounted to $.20 and $.19, respectively. For the three-month period ended June 30, 1997, basic and diluted income per share amounted to $.12 and $.11, respectively. The improvement in net income for the three-month period ended June 30, 1998 as compared to the three-month period ended June 30, 1997, is primarily due to the following:

  (i)	Net interest margin increased by approximately $243,000, due to both a higher level of earning assets and higher yields.

 (ii)	Non-interest income increased by approximately $15,000, due to both a higher level and fees with respect to transaction accounts.

(iii)	The items above were more than adequate to cover a $62,000 increase in other operating expenses. The increase in other operating expenses was primarily due to the addition of new employees and to annual merit increases.

Net income for the six-month period ended June 30, 1998 amounted to $459,821, or $.36 per diluted share. These results compare favorably to the June 30, 1997 net income of $241,755, or $.19 per diluted share. The primary reasons for the increase in net income are as follows:

     a. Average total earning assets have increased from $45.1 million at June 30, 1997 to $65.3 million at June 30, 1998. The net increase of
        $20.2 million represents a 44.8% increase over a twelve-month period. There can be no assurances, however, that this level of growth can be maintained.

     b. As a consequence to the increase in earning assets, interest income, the most significant of all revenue items, increased from $1,982,660 for the six-month period ended June 30, 1997 to $2,965,987 for the six-month period ended June 30, 1998. The increase of $983,327 represents a 49.6% increase over a twelve-month period. Again, there can be no assurances that the Company can continue to maintain this level of growth.

     c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

  The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

      Interest                            Interest
  Earning Assets/           Average        Income/      Yield/
Bearing Liabilities         Balance         Cost         Cost
Federal funds sold       $ 1,212,336    $   32,519       5.36%
Securities                 4,201,941       115,248       5.48%
Loans                     58,869,053     2,818,220       9.57%
  Total                  $65,283,330    $2,965,987       9.09%

Deposits and borrowings  $63,436,003    $1,355,116       4.27%

Net interest income                     $1,610,871

Net yield on earning assets                              4.93%

Net interest income has increased from $1,108,430 for the six-month period ended June 30, 1997 to $1,610,871 for the six-month period ended June 30, 1998, a net increase of $502,441, or 45.3%.

     d. Other income has increased from $175,360 for the six-month period ended June 30, 1997 to $223,594 for the six-month period ended June 30, 1998. This increase is primarily due to the increase in volume of transaction accounts. Other income as a percentage of total assets, however, has remained constant at .59% of total assets for both six-month periods ended June 30, 1997 and 1998.

     e. Total operating expenses have increased from $783,335 for the six-month period ended June 30, 1997 to $926,044 for the six-month period ended June 30, 1998. Despite the increase, however, total operating expenses as a percent of total assets declined from 2.65% to 2.43% over the one year span from June 30, 1997 to June 30, 1998. The decline in the above ratio is an indication of an increased efficiency attained largely due to economies of scale.

At December 31, 1997, the allowance for loan losses amounted to $644,913. By June 30, 1998, the allowance had grown to $734,217. Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, declined from 1.19% to 1.12% during the six-month period ended June 30, 1998. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


Year 2000

The Bank's executive management allocated resources in February, 1998 for the purpose of forming a Year 2000 committee. The committee was charged with developing and carrying out a comprehensive project plan to address Year 2000 issues. The committee reports progress to the Board of Directors on a monthly basis. The project plan incorporates guidelines set forth by the OCC, FRB and FFIEC. The awareness and assessment phases are complete. During the assessment phase a comprehensive inventory of all hardware, software, systems, service providers, vendors, correspondents and embedded chips systems utilized by the Bank was performed, with mission-critical areas given the highest priority. Due diligence is being performed and will continue to be an on-going process with each area to ensure vendor readiness. The Company is currently monitoring vendors for their remediation progress, adequacy of testing and statement of Year 2000 readiness. The core bank processing vendor has provided the Company with a Year 2000 software warranty, and has received an independent certification from the Information Technology Association of America. Contingency plans are being formulated in the event that a vendor is not able to provide a Year 2000 compliant product within the Bank's established timeframes. The Company will participate in user group testing with the core bank processing vendor. The Company plans to test the remaining mission-critical products where feasible. The Bank has budgeted $25,000 for expenses associated with Year 2000 compliance. Less than 5% of the budgeted amount has been incurred to date. However, there can be no assurances that unforseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.


	PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Shareholders of the Company was held on May 7, 1998. At the meeting the following persons were elected as directors to serve for a term of three years and until their successors are elected and qualified: Charles W. McKinnon, Jr., Cochran A. Scott, Jr. and Richard L. Singletary, Jr.

The number of votes cast for and against the election of each nominee for director was as follows:

                              Votes      Votes      Votes
                               FOR      AGAINST    WITHHELD

Charles W. McKinnon, Jr.      684,438         0        400
Cochran A Scott, Jr.          684,438         0        400
Richard L. Singletary, Jr.    684,438         0        400

In addition, the shareholders of the Company ratified the appointment of Francis & Co., CPAs as auditors for the Company and its subsidiary for the fiscal year ending December 31, 1998. The number of votes for and against the ratification of Francis & Co., CPAs was as follows:

                              Votes      Votes
                               FOR      AGAINST

                              684,038         0

No other matters were presented or voted for at the Annual Meeting.

The following persons did not stand for reelection to the Board at the 1998 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Charles A. Balfour, Clifford S. Campbell, Jr., Stephen H. Cheney, Charles E. Hancock, M.D., Charles H. Hodges, III and Harold L. Jackson.


Item 5.  Other Information

Proposals of shareholders intended to be presented at the Company's 1999 Annual Meeting of Shareholders must be received at the Company's principal executive offices by December 22, 1998 in order to be eligible for inclusion in the Company's proxy statement and form of proxy for that meeting. With respect to proposals not received by March 6, 1999, the individuals designated by management as proxies will vote their proxy in accordance with their judgment of what is in the best interests of the Company.


Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits.
       -27.1 - Financial data schedule (for SEC use only).

   (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THOMASVILLE BANCSHARES, INC.
                             (Registrant)


Date: August 13, 1998    BY:  /s/ Stephen H. Cheney
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                              Officer)


Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Thomasville Bancshares, Inc. unaudited consolidated financial statements for the period ended June 30, 1998 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                    Amount
  9-03(1)        Cash and due from banks           $ 3,300,300
  9-03(2)        Interest bearing deposits                   0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                  323,878
  9-03(4)        Trading account assets                      0
  9-03(6)        Investment and mortgage backed
                  securities held for sale           4,200,469
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                             0
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                               0
  9-03(7)        Loans                              65,659,785
  9-03(7)(2)     Allowance for losses                  734,217
  9-03(11)       Total assets                       76,290,532
  9-03(12)       Deposits                           68,638,615
  9-03(13)       Short-term borrowings                       0
  9-03(15)       Other liabilities                     718,094
  9-03(16)       Long-term debt
  9-03(19)       Preferred stock -
                  mandatory redemption                       0
  9-03(20)       Preferred stock -
                  no mandatory redemption                    0
  9-03(21)       Common stocks                       1,200,000
  9-03(22)       Other stockholders' equity          5,733,823
  9-03(23)       Total liabilities and
                  stockholders' equity              76,290,532
  9-04(1)        Interest and fees on loans          2,818,220
  9-04(2)        Interest and dividends
                  on investments                       147,767
  9-04(4)        Other interest income                       0
  9-04(5)        Total interest income               2,965,987
  9-04(6)        Interest on deposits                1,343,936
  9-04(9)        Total interest expense              1,355,116
  9-04(10)       Net interest income                 1,610,871
  9-04(11)       Provision for loan losses              96,000
  9-04(13)(h)    Investment securities gains/losses          0
  9-04(14)       Other expenses                        926,044
  9-04(15)       Income/loss before income tax         812,421
  9-04(17)       Income/loss before
                  extraordinary items                  812,421
  9-04(18)       Extraordinary items, less tax               0
  9-04(19)       Cumulative change in
                  accounting principles                      0
  9-04(20)       Net income or loss                    459,821
  9-04(21)       Earnings per share - basic                .38
  9-04(21)       Earnings per share - diluted              .36

  I.B.5.         Net yield - interest earning
                  assets - actual                         4.93%
  III.C.1(a)     Loans on non-accrual                    8,344
  III.C.1(b)     Accruing loans past due
                  90 days or more                            0
  III.C.1(c)     Troubled debt restructuring                 0
  III.C.2.       Potential problem loans             1,489,410
  IV.A.1         Allowance for loan losses -
                  beginning of period                  644,913
  IV.A.2         Total chargeoffs                        9,871
  IV.A.3         Total recoveries                        3,175
  IV.A.4         Allowance for loan losses -
                  end of period                        734,217
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                       720,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0
  IV.B.3         Loan loss allowance - unallocated      14,217