Form 10QSB
period 1998-09-30
THOMASVILLE BANCSHARES INC
filed 1998-11-13
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 1998.

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

	Common stock, $1.00 par value per share 1,380,000 shares issued and outstanding as of November 12, 1998.

	(Page 1 of 14)

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

               THOMASVILLE BANCSHARES, INC.
                   Thomasville, Georgia
		   Consolidated Balance Sheets

                                     September 30,   December 31,
                                         1998           1997
ASSETS                                (Unaudited)    (Unaudited)

Cash and due from banks              $ 3,467,963     $ 2,447,683
Federal funds sold                     3,051,464       1,582,269
  Total cash and cash equivalents    $ 6,519,427     $ 4,029,952
Investment securities:
 Securities available-for-sale,
 at market value                       4,468,806       4,194,219
Loans, net                            66,786,914      53,466,913
Property & equipment, net              2,805,707       2,484,979
Other assets                           1,331,292         718,426
  Total Assets                       $81,912,146     $64,894,489


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits       $ 8,805,228     $ 9,334,294
 Interest bearing deposits            62,570,813      48,668,118
  Total deposits                     $71,376,041     $58,002,412
Other liabilities                        612,120         423,684
 Total Liabilities                   $71,988,161     $58,426,096

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value,
 10 million shares authorized,
 1,379,400 (9-30-98) and 1,200,000
 (12-31-97) shares issued
 & outstanding                       $ 1,379,400     $ 1,200,000
Paid-in-capital                        7,945,801       5,418,801
Retained earnings                        568,362        (158,338)
Unrealized gain
 securities available-for-sale            30,422           7,930
 Total Shareholders' Equity          $ 9,923,985     $ 6,468,393
 Total Liabilities and
  Shareholders' Equity               $81,912,146     $64,894,489


	Refer to notes to the financial statements.

              THOMASVILLE BANCSHARES, INC.
                 Thomasville, Georgia
            Consolidated Statements of Income
                     (Unaudited)

                                          Three months ended
                                            September 30,
                                         1998            1997


Interest income                       $1,641,867    $1,261,826
Interest expense                         785,743       571,515

Net interest income                   $  856,124    $  690,311

Provision for possible loan losses        51,000        36,000

Net interest income after provision
 for possible loan losses             $  805,124    $  654,311

Other income
 Gain on sale of mortgage loans       $    1,541    $    1,696
 Gain on sale of other assets               - -          1,145
 Service charges                          21,043        16,164
 Other fees                              120,877        69,675
 Rental income                             5,400         5,400
  Total other income                  $  148,861    $   94,080

Salaries and benefits                 $  271,103    $  211,192
Depreciation                              39,814        34,616
Amortization                               2,806         2,806
Repairs and maintenance                   10,946        13,931
Data processing                            9,321        10,378
Regulatory fees and assessments            9,281         6,672
Other operating expenses                 165,336       134,380
  Total operating expenses            $  508,607    $  413,975

Net income before taxes               $  445,378    $  334,416

Income taxes                             178,500       138,700

Net income                            $  266,878    $  195,716


Basic income per share                $      .21    $      .16

Diluted income per share              $      .20    $      .15




	Refer to notes to the consolidated financial statements.

                THOMASVILLE BANCSHARES, INC.
                    Thomasville, Georgia
              Consolidated Statements of Income
                        (Unaudited)

                                          Nine months ended
                                            September 30,
                                         1998            1997


Interest income                       $4,607,854     $3,244,486
Interest expense                       2,140,859      1,445,745

Net interest income                   $2,466,995     $1,798,741

Provision for possible loan losses       147,000        108,000

Net interest income after provision
 for possible loan losses             $2,319,995     $1,690,741

Other income
 Gain on sale of mortgage loans       $    7,958     $    2,671
 Gain on sale of other assets               - -           1,145
 Service charges                          60,238         43,736
 Other fees                              288,059        205,688
 Rental income                            16,200         16,200
  Total other income                  $  372,455     $  269,440

Salaries and benefits                 $  776,825     $  592,869
Depreciation                             113,092         79,301
Amortization                               8,418          8,418
Repairs and maintenance                   33,882         35,483
Data processing                           27,259         24,798
Regulatory fees and assessments           26,860         20,632
Other operating expenses                 448,315        435,809
  Total operating expenses            $1,434,651     $1,197,310

Net income before taxes               $1,257,799     $  762,871

Income taxes                             531,100        325,400

Net income                            $  726,699     $  437,471



Basic income per share                $      .59     $      .36

Diluted income per share              $      .57     $      .34



	Refer to notes to the consolidated financial statements.

                    THOMASVILLE BANCSHARES, INC.
                        Thomasville, Georgia
                 Consolidated Statements of Cash Flows
                            (Unaudited)


                                               Nine months ended
                                                  September 30,
                                               1998          1997

Cash flows from operating activities:       $    569,567   $    559,075

Cash flows from Investing Activities:
  Purchase of fixed assets                  $   (433,820)  $   (693,918)
  Purchase of securities,
   available-for-sale                           (243,900)    (1,014,063)
  (Increase) in loans                        (13,467,001)   (17,056,817)
Net cash used by investing activities       $(14,144,721)  $(18,764,798)

Cash flows from Financing Activities:
  Sale of common stock                      $  2,691,000   $       - -
  Increase in deposits                        13,373,629     15,983,813
Net cash provided from financing activities $ 16,064,629   $ 15,983,813

Net increase in cash and cash equivalents   $  2,489,475   $ (2,221,910)
Cash and cash equivalents,
 beginning of period                           4,029,952      5,628,235
Cash and cash equivalents, end of period    $  6,519,427   $  3,406,325


	Refer to notes to the financial statements.

                    THOMASVILLE BANCSHARES, INC.
                        Thomasville, Georgia
	Notes to Consolidated Financial Statements (Unaudited)
                         September 30, 1998


Note 1 - Basis of Presentation

        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1997.


Note 2 - Summary of Organization

        Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on March 30, 1995, for the purpose of becoming a bank holding company for a proposed national bank, Thomasville National Bank (the "Bank") to be located in Thomasville, Georgia.
 In an initial public offering conducted during 1995, the Company sold and issued 600,000 shares of its $1.00 par value common stock. Proceeds from the above offering amounted to $5,972,407, net of selling expenses. The Company commenced banking operations on October 2, 1995. During the first calendar quarter of 1998, the Company declared a two-for-one stock split, effected in the form a 100% stock dividend, thus increasing the then total number of outstanding shares to 1,200,000. During the third calendar quarter of 1998, the Company conducted a secondary public offering and sold 179,400 shares of its $1.00 par value common stock for $2,667,366, net of selling expenses. Subsequent to September 30, 1998, the secondary public offering was completed upon the sale of 180,000 shares of the Company's $1.00 par value common stock.


Note 3 - Recent Accounting Pronouncements

	Beginning January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which is effective for annual and interim periods beginning after December 15, 1997. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities which, prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. During the third quarter and for the nine-month period ended September 30, 1998, total comprehensive income amounted to $283,761 and $752,191, respectively, and totaled $201,308 and $439,924 respectively, for the comparable periods in 1997.

	Beginning January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. This Statement establishes standards for the method that public entities are to use when reporting information about operating segments in annual financial statements and requires that those enterprise reports be issued to shareholders, beginning with annual financial statements in 1998 and for interim and annual financial statements thereafter. SFAS 131 also established standards for related disclosures about products and services, geographic areas and major customers.

Item 2.	Management's Discussion and Analysis of Financial Condition and
            Results of Operations

The Company was incorporated in Georgia on March 30, 1995 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Thomasville National Bank, Thomasville, Georgia ("Bank"). In a public offering conducted during 1995, the Company sold and issued 600,000 shares of its own $1.00 par value common stock (the "Common Stock"). The Company then purchased 100% of the Bank's common stock for $4.8 million and commenced banking operations on October 2, 1995. During the first calendar quarter of 1998, the Company declared and effected a two-for-one stock split, thus increasing the number of common shares outstanding from 600,000 to 1,200,000. In a public offering completed on October 26, 1998, the Company sold 180,000 shares of its $1.00 par value common stock, thus increasing the number of common shares outstanding to 1,380,000. For additional information refer to "Part II - Item 2. Changes in Securities and Use of Proceeds."

Total consolidated assets increased by $17.0 million to $81.9 million during the nine-month period ended September 30, 1998. The increase was generated through a $13.4 million increase in deposits, and $200,000 and $700,000 increases in payables and retained profits, respectively. Also, the sale of common stock provided an additional source of funds aggregating $2.7 million.
 The Bank utilized the above funds to increase loans by $13.3 million, cash and cash equivalents by $2.5 million, property and equipment by $300,000, investments by $300,000 and other assets by $600,000.


Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customer. The September 30, 1998 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $6.5 million, representing 8.0% of total assets. Investment securities, which amounted to $4.5 million or 5.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. In addition, the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 1998, total deposits increased from $58.0 million to $71.4 million, representing an annualized increase of 30.7%. There are no assurances, however, that this level of growth can be maintained. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's         Minimum required
                     September 30, 1998      by regulator
Leverage ratio               11.7%               4.0%
Risk weighted ratio          15.9%               8.0%

As evidenced above, the Bank's capital ratios are well above the OCC's required minimums. During the third quarter of 1998, the Company injected $2.5 million into the Bank's capital accounts in order to fund future growth.
 The above monies were raised by the Company through the sale of its common stock.


Results of Operations

For the three-month periods ended September 30, 1998 and 1997, net income amounted to $266,878 and $195,716, respectively. On a per share basis, basic and diluted income for the three-month period ended September 30, 1998 amounted to $.21 and $.20, respectively. For the three-month period ended September 30, 1997, basic and diluted income per share amounted to $.16 and $.15, respectively. The improvement in net income for the three-month period ended September 30, 1998 as compared to the three-month period ended September 30, 1997, is primarily due to the following:

  (i)	Net interest margin increased by approximately $166,000, due to a higher level of earning assets.

 (ii)	Non-interest income increased by approximately $55,000, due to (i)
      higher transaction account balances and (ii) fees.

(iii)	The items above were more than adequate to cover a $95,000 increase in other operating expenses. The increase in other operating expenses was primarily due to the addition of new employees and to annual merit increases.

Net income for the nine-month period ended September 30, 1998 amounted to $726,699, or $.57 per diluted share. These results compare favorably to the net income of $437,471, or $.34 per diluted share for the nine-month period ended September 30, 1997. The primary reasons for the increase in net income are as follows:

a. Average total earning assets have increased from $48.6 million at September 30, 1997 to $68.0 million at September 30, 1998. The net increase of $19.4 million represents a 39.9% increase over a twelve-month period. There can be no assurances, however, that this level of growth can be maintained.

b. As a consequence to the increase in earning assets, interest income, the most significant of all revenue items, increased from $3,244,486 for the nine-month period ended September 30, 1997 to $4,607,854 for the nine-month period ended September 30, 1998.
        The increase of $1,363,368 represents a 42.0% increase over a twelve-month period. Again, there can be no assurances that the Company can continue to maintain this level of growth. Note that the yield on earning assets declined from 9.09% to 9.04% for the nine-month periods ended September 30, 1998 and 1997, respectively. This was due to competitive pricing on loan products.

c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

	The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

      Interest                            Interest
  Earning Assets/           Average        Income/      Yield/
Bearing Liabilities         Balance         Cost         Cost
Federal funds sold       $ 1,738,436    $   70,443       5.40%
Securities                 4,241,009       175,652       5.52%
Loans                     62,012,835     4,361,759       9.38%
  Total                  $67,992,280    $4,607,854       9.04%

Deposits and borrowings  $66,044,022    $2,140,859       4.32%

Net interest income                     $2,466,995

Net yield on earning assets                              4.84%

Net interest income has increased from $1,798,741 for the nine-month period ended September 30, 1997 to $2,466,995 for the nine-month period ended September 30, 1998, a net increase of $668,254, or 37.1%. Note that the net yield on earning assets declined from 4.93% to 4.84% for the nine-month periods ended September 30, 1997 and 1998, respectively. This was due to lower loan yields and a higher cost of funds for 1998 as compared to 1997.

d. Other income has increased from $269,440 for the nine-month period ended September 30, 1997 to $372,455 for the nine-month period ended September 30, 1998. This increase is primarily due to the increase in volume of transaction accounts. Other income as a percentage of total assets increased slightly, from .59% to .60% for the nine-month periods ended September 30, 1997 and 1998, respectively.

e. Total operating expenses have increased from $1,197,310 for the nine-month period ended September 30, 1997 to $1,434,651 for the nine-month period ended September 30, 1998. Despite the increase, however, total operating expenses as a percent of total assets declined from 2.65% to 2.34% over the one year span from September 30, 1997 to September 30, 1998. The decline in the above ratio is an indication of an increased efficiency attained largely due to economies of scale.

At December 31, 1997, the allowance for loan losses amounted to $644,913. By September 30, 1998, the allowance had grown to $768,826. Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, declined from 1.19% to 1.14% during the nine-month period ended September 30, 1998. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


Year 2000

The Bank's executive management allocated resources in February, 1998 for the purpose of forming a Year 2000 committee. The committee was charged with developing and carrying out a comprehensive project plan to address Year 2000 issues. The committee reports progress to the Board of Directors on a monthly basis. The project plan incorporates guidelines set forth by the OCC, FRB and FFIEC. The awareness and assessment phases are complete. During the assessment phase a comprehensive inventory of all hardware, software, systems, service providers, vendors, correspondents and embedded chips systems utilized by the Bank was performed, with mission-critical areas given the highest priority. Due diligence is being performed and will continue to be an on-going process with each area to ensure vendor readiness. Renovation of vendor products is substantially complete. The core bank processing vendor has provided the Company with a Year 2000 software warranty. In addition, the above vendor provided the Company with a copy of a certificate which it obtained from the Information Technology Association of America ("ITAA") stating that it is in compliance with ITAA guidelines and procedures relating to Year 2000 issues. Contingency plans, such as the selection of other vendors, have been formulated in the event that a vendor is not able to provide a Year 2000 compliant product within the Bank's established timeframes. The Company will participate in user group testing with the core bank processing vendor. The Company plans to test the remaining mission-critical products where feasible. The Bank has implemented a process to assess and respond to large customer risk. The Bank has budgeted $25,000 for expenses associated with Year 2000 compliance. Less than $2,500 of the budgeted amount has been incurred to date. However, there can be no assurances that unforseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.


	PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On October 26, 1998, the Company completed a public offering (the "Offering") of its Common Stock, $1.00 par value per share ("Common Stock"). The shares of the Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-2 (the "Registration Statement," registration number 333-58545). The Registration Statement, which registered 150,000 shares of the Common Stock, was declared effective by the Securities and Exchange Commission on August 6, 1998. Pursuant to Rule 462(b) of the Securities Act, the Company registered an additional 30,000 shares of the Common Stock on August 24, 1998.

On August 6, 1998, the Company commenced the Offering. The Offering terminated on October 26, 1998 after the Company had sold 180,000 shares of the Common Stock. Each share of the Common Stock was sold at a price to the public of $15.00 per share for an aggregate offering price of $2,700,000.

As set forth in the table below, from the effective date of the Registration Statement to October 26, 1998, the Company paid expenses in the aggregate of approximately $23,634 in connection with the Offering. All of the amounts shown in the table below are estimated except for the Securities and Exchange Commission (the "SEC") registration fee. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

     SEC registration fee                       $   797
     Blue sky qualification fees and expenses       250
     Printing and engraving expenses              8,200
     Legal fees and expenses                      9,207
     Accounting fees and expenses                 4,178
     Mailing and distribution                     1,002
                                                $23,634

After deducting the offering expenses described above, net proceeds to the Company from the Offering were $2,676,366. Of this amount, the Company injected $2,500,000 into the Bank's capital accounts and the remaining $176,366 was earmarked for general corporate purposes. None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits.
                 -27.1 - Financial data schedule (for SEC use only).

        (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THOMASVILLE BANCSHARES, INC.
                             (Registrant)


Date: November 12, 1998  BY:  /s/ Stephen H. Cheney
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
Officer)

Exhibit 27.1

Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Thomasville Bancshares, Inc. unaudited consolidated financial statements for the period ended September 30, 1998 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                    Amount
  9-03(1)        Cash and due from banks           $ 3,467,963
  9-03(2)        Interest bearing deposits                   0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                3,051,464
  9-03(4)        Trading account assets                      0
  9-03(6)        Investment and mortgage backed
                  securities held for sale           4,468,806
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                             0
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                               0
  9-03(7)        Loans                              67,555,740
  9-03(7)(2)     Allowance for losses                  768,826
  9-03(11)       Total assets                       81,912,146
  9-03(12)       Deposits                           71,376,041
  9-03(13)       Short-term borrowings                       0
  9-03(15)       Other liabilities                     612,120
  9-03(16)       Long-term debt                              0
  9-03(19)       Preferred stock -
                  mandatory redemption                       0
  9-03(20)       Preferred stock -
                  no mandatory redemption                    0
  9-03(21)       Common stocks                       1,379,400
  9-03(22)       Other stockholders' equity          8,544,585
  9-03(23)       Total liabilities and
                  stockholders' equity              81,912,146
  9-04(1)        Interest and fees on loans          4,361,759
  9-04(2)        Interest and dividends
                  on investments                       246,095
  9-04(4)        Other interest income                       0
  9-04(5)        Total interest income               4,607,854
  9-04(6)        Interest on deposits                2,129,313
  9-04(9)        Total interest expense              2,140,859
  9-04(10)       Net interest income                 2,466,995
  9-04(11)       Provision for loan losses             147,000
  9-04(13)(h)    Investment securities gains/losses          0
  9-04(14)       Other expenses                      1,434,651
  9-04(15)       Income/loss before income tax       1,257,799

Item Number      Item Description                    Amount

  9-04(17)       Income/loss before
                  extraordinary items                1,257,799
  9-04(18)       Extraordinary items, less tax               0
  9-04(19)       Cumulative change in
                  accounting principles                      0
  9-04(20)       Net income or loss                    726,699
  9-04(21)       Earnings per share - primary              .59
  9-04(21)       Earnings per share - fully diluted        .57
  I.B.5.         Net yield - interest earning
                  assets - actual                         4.84%
  III.C.1(a)     Loans on non-accrual                        0
  III.C.1(b)     Accruing loans past due
                  90 days or more                        7,441
  III.C.1(c)     Troubled debt restructuring                 0
  III.C.2.       Potential problem loans               788,932
  IV.A.1         Allowance for loan losses -
                  beginning of period                  644,913
  IV.A.2         Total chargeoffs                       26,492
  IV.A.3         Total recoveries                        3,405
  IV.A.4         Allowance for loan losses -
                  end of period                        768,826
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                       751,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0
  IV.B.3         Loan loss allowance - unallocated      17,826