Form 10KSB
period 1998-12-31
THOMASVILLE BANCSHARES INC
filed 1999-03-31
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            _______________________

                                 FORM 10-KSB
                            _______________________

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1998
                ________________________________________________

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

                                      None
                            _______________________

                   Securities Registered Pursuant to Section 12(g)
                       of the Securities Exchange Act of 1934:

                                      None
                            _______________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes __X__
No _____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the fiscal year ended December 31, 1998:   $6,873,149

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (1,081,232 shares) on March 23, 1999, was $21,624,640. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the Common Stock of the Registrant based on recent sales of the Common Stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 23, 1999: 1,380,000 shares of $1.00 par value Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                 ____________________________________________
                                    None.

Transitional Small Business Disclosure Format (check one)
Yes _____  No __X__


                                   PART I


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

	Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target,"
"plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

	Thomasville Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Georgia on March 30, 1995 and owns 100% of the outstanding capital stock of Thomasville National Bank (the "Bank"). The Company was incorporated as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations. On February 28, 1998, the Company declared a two-for-one stock split to be effected in the form of a 100% stock dividend payable to shareholders of record as of the close of business on January 31, 1998.
In August 1998, the Company completed a public offering of its Common
Stock in which the Company sold 180,000 shares of Common Stock at a price of $15.00 per share.

	The Bank commenced operations on October 2, 1995 in a temporary facility located at 108 Washington Street in Thomasville, Georgia. On January 6, 1997, the Bank moved into its permanent facility located at 301 North Broad Street. The permanent facility, the construction of which was recently completed, contains approximately 8,500 square feet of finished space and an additional 2,000 square feet of unfinished space which may be built out in the future should the Bank require additional space for expansion. The building contains a lobby, vault, eight offices, four teller stations, three drive-in windows, a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations. In October 1998, the Company opened a branch of the Bank at 1320
Remington Avenue in Thomasville, Georgia. The branch facility contains 2,400 square feet of space. The branch contains a lobby, four inside teller stations, three drive-up windows and a drive-up ATM.

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

	The populations of Thomasville and Thomas County are approximately 22,500 and 42,500, respectively. The median household income in Thomas County in 1997 was $22,500 and the unemployment rate was 4% as of December 1997. Real estate values in the Bank's market area have appreciated over the last five years.

	Competition among financial institutions in the Bank's primary service area is intense. There are three commercial banks with a total of ten branches in Thomasville and four additional branches in smaller communities in Thomas County. In addition, there is one savings and loan association in Thomasville. There are also five credit unions headquartered in Thomas County.

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


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

	The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1998 and 1997. This presentation includes all major categories of interest earning assets and interest bearing liabilities:

                         AVERAGE CONSOLIDATED ASSETS

                                        Year Ended          Year Ended
                                     December 31, 1998   December 31, 1997
                                     -----------------   -----------------
Cash and due from banks                 $ 2,548,585         $ 2,021,394
Tax-exempt securities                       500,000              20,833
Taxable securities                        4,012,503           3,453,476
Federal funds sold                        2,654,366           3,410,003
Net loans                                63,128,467          43,598,375
                                         ----------          ----------
Total earning assets                    $70,295,336         $50,482,687
Other assets                              3,556,620           3,033,250
                                         ----------          ----------
Total assets                            $76,400,541         $55,537,331
                                         ==========          ==========

         AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                        Year Ended          Year Ended
                                     December 31, 1998   December 31, 1997
                                     -----------------   -----------------
Non-interest bearing deposits           $ 9,595,481        $  7,706,697
NOW and money market deposits            22,533,367          17,021,767
Savings deposits                          1,526,434             997,174
Time deposits                            34,177,792          22,894,694
Other borrowings                            313,277             391,695
Other liabilities                           428,640             369,874
                                         ----------          ----------
Total liabilities                       $68,574,991         $49,381,901
Stockholders' equity                      7,825,550           6,155,430
                                         ----------          ----------
Total liabilities and
 stockholders' equity                   $76,400,541         $55,537,331
                                         ==========          ==========

	The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest earning asset and each major category of interest bearing liability:

                                         Year Ended December 31, 1998
                                    ----------------------------------------
                                       Average        Interest       Average
              Assets                   Amount          Earned         Yield
              ------                -----------      ----------      ---------
Tax-exempt securities               $   500,000      $   16,400       4.97%(3)
Taxable securities                    4,012,503         229,106       5.71%
Federal funds sold                    2,654,366         136,981       5.16%
Net loans                            63,128,467(1)    6,003,022(2)    9.51%
                                     ----------       ---------
Total earning assets                $70,295,336      $6,385,509       9.08%
                                     ==========       =========

                                       Average        Interest       Average
           Liabilities                 Amount         Expense         Cost
           -----------              -----------      ----------      -------
NOW and money market deposits       $22,533,367      $  879,373       3.90%
Savings deposits                      1,526,434          52,100       3.41%
Time deposits                        34,177,792       2,019,206       5.91%
Other borrowings                        313,277          16,115       5.14%
                                     ----------      ----------
Total interest bearing
 Liabilities                        $58,550,870     $ 2,966,794       5.07%
                                     ==========      ==========
Net yield on earning assets                                           4.86%
                                                                      ====
(1)   During 1998, all loans were accruing interest
(2) Interest earned on net loans includes $190,850 in loan fees and loan service fees.
(3)   The average yield on tax-exempt securities is tax equivalent.


                                           Year Ended December 31, 1997
                                    ----------------------------------------
                                       Average        Interest       Average
              Assets                   Amount          Earned         Yield
              ------                -----------     -----------      -------
Tax-exempt securities               $     20,833    $     1,019       4.89%
Taxable securities                     3,453,476        200,271       5.80%
Federal funds sold                     3,410,003        193,085       5.66%
Net loans                             43,598,375(1)   4,175,214(2)    9.58%
                                     -----------      ---------
Total earning assets                $ 50,482,687     $4,596,589       9.05%
                                     ===========      =========

                                       Average        Interest       Average
           Liabilities                 Amount         Expense         Cost
           -----------              ------------     ----------      -------
NOW and money market deposits       $ 17,021,767     $  650,368       3.82%
Savings deposits                         997,174         34,740       3.48%
Time deposits                         22,894,694      1,337,039       5.84%
Other borrowings                         391,695         17,508       4.47%
                                     -----------      ---------
Total interest bearing liabilities  $ 41,305,330     $2,039,655       4.94%
                                     ===========      =========
Net yield on earning assets                                           5.01%
                                                                      ====
____________________

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


                                         Year Ended December 31, 1998
                                                compared with
                                         Year Ended December 31, 1997
                                     ------------------------------------
                                     Increase (decrease) due to:
                                          Volume       Rate         Total
                                          ------       ----         -----
Interest earned on:

  Tax-exempt securities              $    15,370    $      11     $  15,381
  Taxable securities                      31,892       (3,057)       28,835
  Federal funds sold                     (40,136)     (15,968)      (56,104)
  Net loans                            1,858,117      (30,309)    1,827,808
                                       ---------     --------     ---------
Total interest income                  1,865,243      (49,323)    1,815,920
                                       ---------     --------     ---------
Interest paid on:

  NOW deposits and money market         215,094       13,911       229,005
  Savings deposits                        18,044         (684)       17,360
  Time deposits                          665,970       16,197       682,167
  Other borrowings                        (5,542)       4,149        (1,393)
                                       ---------     --------     ---------
Total interest expense                   893,566       33,573       927,139
                                       ---------     --------     ---------
Change in net
  interest income                     $  971,677    $ (82,896)   $  888,781
                                       =========     ========     =========


                                         Year Ended December 31, 1997
                                                compared with
                                         Year Ended December 31, 1996
                                     ------------------------------------
                                     Increase (decrease) due to:
                                          Volume       Rate         Total
                                          ------       ----         -----
Interest earned on:

  Tax-exempt securities                $    1,019    $   --       $    1,019
  Taxable securities                       47,964       (1,304)       46,660
  Federal funds sold                       40,091       20,973       (19,118)
  Net loans                             1,923,802       16,568     1,940,370
                                        ---------     --------     ---------
Total interest income                   1,932,694       36,237     1,968,931
                                        ---------     --------     ---------

Interest paid on:

  NOW deposits and money market          286,780       47,087       333,867
  Savings deposits                         16,519         (105)       16,414
  Time deposits                           643,961       10,860       654,821
  Other borrowings                         17,508         --          17,508
                                        ---------     --------     ---------
Total interest expense                    964,768       57,842     1,022,610
                                        ---------     --------     ---------
Change in net
  interest income                      $  967,926    $ (21,605)   $  946,321
                                        =========     ========     =========

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

        The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                     Year Ended              Year Ended
                                 December 31, 1998       December 31, 1997
                                -------------------     --------------------
                                Average    Average      Average     Average
Deposit Category                Amount    Rate Paid     Amount     Rate Paid
----------------                -------   ---------     -------    ---------
Non-interest bearing
  demand deposits           $  9,595,481     N.A.    $ 7,706,697     N.A.

NOW and money
  market deposits           $ 22,533,367    3.90%    $17,021,767     3.82%

Savings deposits            $  1,526,434    3.41%    $   997,174     3.48%

Time deposits               $ 34,177,792    5.91%    $22,894,694     5.84%

        The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1998:

                                                    Time
                                                Certificates
                                                 of Deposit
                                                ------------
                   3 months or less             $  3,967,369
                   3-6 months                      4,775,510
                   6-12 months                     5,165,705
                   over 12 months                  1,789,441
                                                 -----------
                   Total                        $ 15,698,025
                                                 ===========


LOAN PORTFOLIO

	The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 1998, the Bank had a legal lending limit for unsecured loans of up to $1,413,000 to any one person. See "Supervision and Regulation."

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

        The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such periods:

                                         As of                As of
Type of Loan                        December 31, 1998    December 31, 1997
------------                        -----------------    -----------------
Commercial, Financial
 and Agricultural                     $17,866,367          $16,487,930
Real Estate - Construction              3,622,240            1,777,493
Real Estate - Mortgage                 41,785,089           29,825,224
Installment and Other Loans to
 Individuals                            6,464,344            5,661,179
                                       ----------           ----------
Subtotal                              $69,738,040          $54,111,826
Less:  Allowance for possible
 loan losses                             (868,477)            (644,913)
                                       ----------           ----------
       Total (net of allowances)      $68,869,563          $53,466,913
                                       ==========           ==========

        The following is a presentation of an analysis of maturities of loans as of December 31, 1998:

                              Due in 1    Due After 1 to   Due After
Type of Loan                Year or Less      5 Years       5 Years      Total
------------                ------------  --------------   ---------     -----
                                                  (In thousands)
Commercial, Financial
 and Agricultural            $  11,027       $  6,525        $  314     $17,866
Real Estate - Construction       3,622            --            --        3,622
                              --------        -------         -----      ------
Total                        $  14,649       $  6,525        $  314     $21,488
                              ========        =======         =====      ======

        For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 1998:

                              Due in 1    Due After 1 to   Due After
Interest Category           Year or Less      5 Years       5 Years      Total
------------                ------------  --------------   ---------     -----
                                                  (In thousands)
Predetermined interest rate  $   3,612       $  4,183        $  102     $ 7,897
Floating interest rate          11,037          2,342           212      13,591
                              --------        -------         -----      ------
Total                        $  14,649       $  6,525        $  314     $21,488
                              ========        =======         =====      ======

        As of December 31, 1998 and 1997, all loans were accruing interest and no loans were defined as "troubled debt restructurings." As of December 31, 1998, one loan amounting to approximately $7,000 was contractually past due over 90 days as to principal and interest payments. This loan is still accruing interest as it is well secured and in the process of collection.

        As of December 31, 1998, except for three loans in the amount of $104,826 which were classified as special mention, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

        Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. At December 31, 1998, all loans were accruing interest.


SUMMARY OF LOAN LOSS EXPERIENCE

        An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

              Analysis of the Allowance for Possible Loan Losses

                                        Year Ended              Year Ended
                                     December 31, 1998       December 31, 1997
                                     -----------------       -----------------
Balance at beginning of period            $ 644,913               $ 447,626
Charge-offs:
    Installments and other
     loans to individuals                   (32,817)                (31,005)
Recoveries                                    5,381                   3,292
                                           --------                --------
Net charge-offs                             (27,436)                (27,713)
                                           --------                --------
Additions charged to operations             251,000                 225,000
                                           --------                --------
Balance at end of period                  $ 868,477               $ 644,913
                                           ========                ========
Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                          .04%                    .06%
                                              ===                     ===

	At December 31, 1998 the allowance was allocated as follows:

                                                             Percent of loans
                                                             in each category
                                              Amount          to total loans
                                            ----------       ----------------
Commercial, Financial and Agricultural      $  278,000            25.6%
Real Estate - Construction                      66,000             5.2%
Real Estate - Mortgage                         401,000            59.9%
Installment and Other Loans to Individuals     105,000             9.3%
Unallocated                                     18,477             N/A
                                             ---------           -----
Total                                       $  868,477           100.0%
                                             =========           =====

	At December 31, 1997 the allowance was allocated as follows:

                                                             Percent of loans
                                                             in each category
                                              Amount          to total loans
                                            ----------       ----------------
Commercial, Financial and Agricultural      $  215,000            31.1%
Real Estate - Construction                      28,000             3.3%
Real Estate - Mortgage                         295,000            55.1%
Installment and Other Loans to Individuals      78,000            10.5%
Unallocated                                     28,913             N/A
                                             ---------           -----
Total                                       $  644,913           100.0%
                                             =========           =====


LOAN LOSS RESERVE

	In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1998, 25.6% of outstanding loans are in the category of commercial loans, which includes commercial real estate loans and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 92% of these commercial loans at December 31, 1998 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

	The Company's consumer loan portfolio is also well secured. At December 31, 1998 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

	Real estate mortgage loans constituted 59.9% of outstanding loans at December 31, 1998. All loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80.0% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

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


INVESTMENTS

	As of December 31, 1998, investment securities comprised approximately 6.9% of the Bank's assets and net loans comprised approximately 78.6% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

	The following table presents, for the period indicated, the book value of the Bank's investments. All securities held at December 31, 1998 and 1997 were categorized as available-for-sale.

                 Investment Category                  December 31,
                 -------------------           ---------------------------
                                                   1998          1997
                                                   ----          ----
Available-for-Sale:
------------------
Obligations of U.S. Treasury
 and other U.S. Agencies                       $ 5,050,066     $ 3,529,219
Tax-exempt securities                              500,000         500,000
Federal Reserve Bank and Federal
 Home Loan Bank Stock                              483,900         165,000
                                                ----------      ----------
     Total                                     $ 6,033,966     $ 4,194,219
                                                ==========      ==========

	The following table indicates for the year ended December 31, 1998 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                                   Weighted
                                                                   Average
             Investment Category                    Amount          Yield
             -------------------                 -----------       --------
Available for Sale:
------------------
Tax-exempt securities(1)
        Over 10 years                            $   500,000        4.97%
Obligations of U.S. Treasury and other
  U.S. Agencies:
        0 - 1 year                                 3,195,284        5.01%
        Over 1 through 5 years                     1,854,782        5.90%
Federal Reserve Bank and Federal Home
 Loan Bank Stock, no maturity                        483,900        6.70%
                                                  ----------
Total                                            $ 6,033,966        5.41%
                                                  ==========
____________________

(1)  The yield on tax-exempt securities is tax-equivalent.


RETURN ON EQUITY AND ASSETS

	Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                 December 31,
                                              ------------------
                                               1998        1997
                                               ----        ----
Return on Average Assets                       1.18%       1.01%
Return on Average Equity                      11.50%       9.10%
Average Equity to Average Assets Ratio        10.20%      11.10%
Dividend Payout Ratio                           --          --


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

	The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1998 the Bank had outstanding participations totaling $3,649,321.


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


YEAR 2000

	The Bank's executive management allocated resources in February 1998 for the purpose of forming a Year 2000 committee. The committee was charged with developing and carrying out a comprehensive project plan to address Year 2000 issues. The committee reports progress to the Board of Directors on a monthly basis. The project plan incorporates guidelines set forth by the OCC, FRB and FFIEC. The awareness and assessment phases are complete. During the assessment phase, a comprehensive inventory of all hardware, software, systems, service providers, vendors, correspondents and embedded chips systems utilized by the Bank was performed, with mission-critical areas given the highest priority. Due diligence is being performed and will continue to be an on-going process with each area to ensure vendor readiness. Renovation of vendor products is substantially complete. The core bank processing vendor has provided the Company with Year 2000 software warranty. In addition, the above vendor provided the Company with a copy of a certificate which it obtained from the Information Technology Association of America ("ITAA") stating that it is in compliance with ITAA guidelines and procedures relating to Year 2000 issues. Contingency plans, such as the selection of other vendors, have been formulated in the event that a vendor is not able to provide a Year 2000 compliant product within the Bank's established timeframes. The Company will participate in user group testing with the core bank processing vendor. The Company will test the remaining mission-critical products where feasible. The Bank has implemented a process to assess and respond to large customer risk.

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


FACILITIES

	Until January 6, 1997, the Bank operated out of a temporary facility located at 108 Washington Street in Thomasville, Georgia. On January 6, 1997, the Bank moved to its permanent facility located at 301 North Broad Street. The building contains approximately 8,500 square feet of finished space which was constructed at a cost of approximately $1,050,000. The building also contains an additional 2,000 square feet of unfinished space which may be built out in the future should the Bank require additional space for expansion. The building contains a lobby, a vault, eight offices, four teller stations, three drive-in windows, a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations.


EMPLOYEES

	The Bank presently employs seven persons on a part-time basis and 29 persons on a full-time basis, including seven officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.


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


REGISTRAR AND TRANSFER AGENT

	SunTrust Bank, Atlanta serves as the Transfer Agent and Registrar for the Common Stock.


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

	Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which became effective in November 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that the Company and any other bank holding company located in Georgia is able to acquire a bank located in any other state, and a bank holding company located outside Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act, the State of Georgia has adopted an interstate banking statute that, as of June, 1997, removed existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions.

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

	As a national bank, the Bank is subject to the supervision of the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, national banks situated in the State of Georgia are generally prohibited from establishing branch offices or facilities outside of the county in which such main office is located, except (i) in adjacent counties in certain situations, or (ii) by means of a merger, consolidation or sale of assets. The Georgia Legislature has adopted legislation which reduces the limitations imposed on banks situated in the State of Georgia to establish branch offices. As of July 1, 1998, a bank located in the State of Georgia will be permitted to establish new or additional branch banks anywhere in the state by relocation of the parent bank or another branch bank, or by merger, consolidation, or purchase of assets and assumption of liabilities involving another parent bank or branch bank.

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

	Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, high asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMELS rating system for banks. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

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

	The Comptroller, the Federal Reserve Board and the FDIC have adopted final regulations revising their risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. Under the new regulations, when evaluating a bank's capital adequacy, the agency's capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

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

	In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                               Total Risk -      Tier 1 Risk -      Tier 1
                               Based Capital     Based Capital     Leverage
                                 Ratio             Ratio             Ratio
                               -------------     -------------     --------
Well capitalized(1)               10%                6%                5%
Adequately Capitalized(1)          8%                4%                4%(2)
Undercapitalized(4)              < 8%              < 4%              < 4%(3)
Significantly
  Undercapitalized(4)            < 6%              < 3%              < 3%
Critically
  Undercapitalized                --                --              <= 2%(5)

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

	In October 1998, the Company opened its branch facility which is located at 1320 Remington Avenue in Thomasville, Georgia. The branch facility contains approximately 2,400 square foot of space. The branch contains a lobby, four inside teller stations, three drive-up windows and a drive-up ATM.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matter was submitted during the fourth quarter ended
December 31, 1998 to a vote of security holders of the Company.


                                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A.    Market Information

         During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

         B.    Holders of Common Stock

        As of March 9, 1999, the number of holders of record of the Company's Common Stock was 786.

        C.    Dividends

        To date, the Company has not paid any cash dividends on its Common Stock. As the Company and the Bank are both start-up operations, it is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, related notes and statistical information included elsewhere herein.


RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

	For the year ended December 31, 1998, assets and earnings improved. Total assets increased by 35.0% from $64,894,489 in 1997 to $87,609,812 in 1998. Net loans increased from $53,466,913 in 1997, to $68,869,563 in
1998 due to strong loan demand coupled with a focused marketing effort.
Net charge-offs for 1998 were $27,436 compared to $27,713 in 1997, a decrease of $277 despite a 28.8% increase in loans. At December 31, 1998, the Bank's loan loss reserve ratio was 1.25% of total loans, slightly above the 1.19% attained at December 31, 1997.

	Deposits increased for the same period by $19,132,467 or 33.0%, from $58,002,412 in 1997 to $77,134,879 in 1998. The majority of the increase was attributable to marketing efforts. The Bank's investment portfolio increased $1,839,747, or 43.9%, from $4,194,219 in 1997 to
$6,033,966 in 1998.

	The Bank's loan to deposit ratio was 89.3% for 1998, compared to 92.2% in 1997. Despite the slight decrease in the above ratio, earnings increased significantly in 1998 because of higher levels of average earning assets, from $50.5 million in 1997 to $70.3 million 1998. Non-interest expense increased by $351,166 from $1,720,027 for 1997 to $2,071,193 for 1998. This increase was the result of an increase in personnel expenses and other overhead expenses. Non-interest income increased by $104,884 from $382,756 for 1997 to $487,640 for 1998. This increase was due to higher levels and transactions relating to deposit accounts. As a consequence to the increase in net interest margin and non-interest income and despite the increase in overhead expense, net interest income increased by $340,905, or 60.7%, from $561,657 in 1997 to $902,562 in 1998.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

	For the year ended December 31, 1997, assets and earnings improved. Total assets increased by 48.3% from $43,752,165 in 1996 to $64,894,489 in 1997. Net loans increased from $33,091,618 in 1996, to $53,466,913 in
1997 due to strong loan demand coupled with a focused marketing effort.
Net charge-offs for 1997 were $27,713 compared to $8,374 in 1996, an increase of $19,339. For the year ended December 31, 1997, the Bank's loan loss reserve ratio was 1.19% to total loans.

	Deposits increased for the same period by $20,304,893 or 53.9%, from $37,697,519 in 1996 to $58,002,412 in 1997. The majority of the increase was attributable to marketing efforts. The Bank's investment portfolio increased $1,542,219, or 58.1%, from $2,652,000 in 1996 to
$4,194,219 in 1997.

	The Bank's loan to deposit ratio was 92.2% for 1997, compared to 87.8% in 1996, which contributed to an increase in net interest income of $946,321 from 1996 to 1997. Non-interest expense increased by $540,898 from $1,179,129 for 1996 to $1,720,027 for 1997. This increase was the result of an increase in personnel expenses and other overhead expenses. Consequently, net income increased $320,459, or 132.9%, from $241,198 in 1996 to $561,657 in 1997.


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

	Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the period indicated.

                                Year Ended                 Year Ended
                             December 31, 1998          December 31, 1997
                          ------------------------   ------------------------
                                   Interest                   Interest
                          Average   Income  Yield/   Average   Income  Yield/
                          Balance  /Expense  Cost    Balance  /Expense  Cost
                          -------  -------- ------   -------  -------- -----
                                         (Dollars in thousands)

Federal funds sold        $ 2,654   $  137   5.16%   $ 3,410   $  193   5.66%
Securities                  4,513      246   5.65%     3,474      201   5.79%
Loans, net                 63,128    6,003   9.51%    43,598    4,175   9.58%
                           ------    -----            ------    -----
  Total earning assets    $70,295   $6,386   9.08%   $50,482   $4,569   9.05%
                           ======    =====            ======    =====
Interest bearing
  deposits                $58,238   $2,951   5.07%   $40,913   $2,022   4.94%
Other borrowings              313       16   5.11%       392       18   4.47%
                           ------    -----            ------    -----
   Total interest-
    bearing liabilities   $58,551   $2,967   5.07%   $41,305   $2,040   4.94%
                           ======    =====            ======    =====
Net yield on earning assets                  4.86%                      5.01%
                                             ====                       ====

	Net yield on earning assets for the years ended December 31, 1998 and 1997 were 4.86% and 5.01%, respectively. The decline in the net yield during 1998 is primarily attributed to a higher cost of funds, mainly in transactional accounts such as NOW, money market accounts and time deposits. In order to keep pace with loan demand, management bid up the rates on deposits to generate higher deposit levels. Despite the lower net yield on earning assets, net interest income has increased from $2,529,934 in 1997 to $3,418,715 for 1998 due to a $19.8 million increase in average earning assets in 1998.


NON-INTEREST INCOME

	Non-interest income for the years ended December 31, 1998 and 1997 amounted to $487,640 and $382,756, respectively. As a percentage of average assets, non-interest income decreased from .69% in 1997 to .63% in 1998. The decrease in non-interest income during 1998 is attributable to management's decision to increase service charges in order to attract deposit accounts needed to fund loans.

	The following table summarizes the major components of non-interest income for the year ended December 31, 1998 and 1997.

                                                1998               1997
                                                ----               ----
Service fees on deposit accounts              $ 383,023          $ 269,808
Miscellaneous, other                            104,617            112,948
                                               --------           --------
   Total non-interest income                  $ 487,640          $ 382,756
                                               ========           ========


NON-INTEREST EXPENSE

	Non-interest expense increased from $1,720,027 in 1997 to $2,071,193 in 1998. As a percentage of total average assets, non-interest expenses decreased from 3.10% in 1997 to 2.71% in 1998. Management attributes this significant decrease in the ratio of non-interest expense to average assets to numerous programs and procedures undertaken during 1998 to attain higher operational efficiencies.

                                                 Non-Interest Expense
                                                 --------------------
                                            December 31,       December 31,
                                               1998               1997
                                             ----------         ---------
Salaries and benefits                        $1,076,160         $ 878,641
Data Processing, ATM                            109,430            60,809
Advertising and public relations                163,932           210,625
Depreciation, amortization                      173,672           145,314
Other operating expenses                        547,999           424,638
                                              ---------         ---------
     Total non-interest expense              $2,071,193        $1,720,027
                                              =========         =========

	During 1998, the allowance for loan losses increased from $644,913 to $868,477. During 1998, the allowance for loan losses as a percent of gross loans decreased from 1.19% to 1.25%. Net charge-offs during 1998 amounted to $27,436, or .04% of average loans. Net charge-offs in 1997 amounted to $27,713, or .06% of average loans. Net charge-offs for 1998 and 1997 are significantly lower than peer averages. As of December 31, 1998, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


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

	The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 1998 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.


                                 After
                                 three    After six
                                 months     months  After one
                        Within    but        but     year but   After
                        three    within     within   within     five
                        months  one year  one year  five years  years  Total
                        -------  -------  --------   -------  -------  -------
EARNING ASSETS                        (Dollars in Thousands)
Loans                   $29,901  $ 4,776  $  7,442   $26,887  $   732  $69,738
Available for sale
  securities              1,486    1,205       504     1,855      984    6,034
Federal funds sold        5,625      --        --        --       --     5,265
                         ------   ------   -------    ------   ------   ------
Total earning assets    $36,652  $ 5,981  $  7,946   $28,742  $ 1,716  $81,037
                         ======   ======   =======    ======   ======   ======

SUPPORTING SOURCES OF FUNDS
Interest-bearing demand
 deposit and savings    $27,638 $   --    $   --     $  --    $   --   $27,638
Certificates,
  less than $100M         5,253    3,982     5,140     8,225      729   23,329
Certificates,
  $100M and over          3,967    4,776     5,166     1,789      --    15,698
                         ------   ------   -------    ------   ------   ------
Total interest-
 bearing liabilities    $36,858 $  8,758  $ 10,306   $10,014  $   729  $66,665
                         ======   ======   =======    ======   ======   ======
Interest rate
 sensitivity gap         $ (206) $(2,777) $ (2,360)  $18,728  $   987  $14,372
Cumulative gap           $ (206) $(2,983) $ (5,343)  $13,385  $14,372  $14,372
Interest rate
 sensitivity gap ratio     0.99     0.68      0.77      2.87     2.35     1.22
Cumulative interest rate
 sensitivity gap ratio     0.99     0.93      0.90      1.20     1.22     1.22

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

	Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $19.1 million during 1998 and by $20.3 million in 1997.

	Below are the pertinent liquidity balances and ratios for the years ended December 31, 1998 and 1997.

                                          December 31,      December 31,
                                             1998              1997
                                           ----------        ----------
Cash and cash equivalents                  $8,410,920        $4,029,952
Securities                                  6,033,966         4,192,219
CDs, over $100,000 to total deposits ratio     20.4%             21.6%
Loan to deposit ratio                          89.3%             92.2%
Brokered deposits                               --                --

	At December 31, 1998, large denomination certificates accounted for 20.4% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Thomas County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Thomas County, as outside depositors are more likely to be interest rate sensitive.

	Cash and cash equivalents are the primary source of liquidity. At December 31, 1998, cash and cash equivalents amounted to $8.4 million, representing 9.6% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $3.2 million of the $6.0 million in the Bank's securities portfolio is scheduled to mature in 1999.

	Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1998, the Company had no brokered deposits in its portfolio.

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

	The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. For banks that are not rated CAMELS 1 by their primary regulator, (which includes the subsidiary Bank), the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

	In 1996, a new rule was adopted by the Federal Reserve Board, the OCC and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, those three agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

	The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 1998:

                                                       Minimum
                                        December 31,  regulatory
Bank                                       1998       requirement
----                                    ------------  -----------
      Tier 1 Capital                       14.7%         4.0%
      Tier 2 Capital                        1.2%          --
                                           ----          ---
      Total risk-based capital ratio       15.9%         8.0%
                                           ====          ===
      Leverage ratio                       12.3%         3.0%
                                           ====          ===

Company - Consolidated
----------------------
      Tier 1 Capital                       15.7%         4.0%
      Tier 2 Capital                        1.3%          --
                                           ----          ---
      Total risk-based capital ratio       17.0%         8.0%
                                           ====          ===
      Leverage ratio                       13.1%         3.0%
                                           ====          ===

	The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.


ITEM 7.  FINANCIAL STATEMENTS

	The following financial statements are filed with this report:

	Independent Auditors' Report

	Consolidated Balance Sheet as of December 31, 1998 and 1997

	Consolidated Statement of Income for the Years Ended December 31, 1998, 1997 and 1996

	Consolidated Statement of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

	Consolidated Statement of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

	Notes to Consolidated Financial Statements

                        Report of Independent Accountants


Board of Directors
Thomasville Bancshares, Inc.
Thomasville, Georgia

	We have audited the accompanying consolidated balance sheets of Thomasville Bancshares, Inc., (the "Company"), and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomasville Bancshares, Inc., and subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


Atlanta, Georgia
March 2, 1999


                         THOMASVILLE BANCSHARES, INC.
                            THOMASVILLE, GEORGIA
                         Consolidated Balance Sheets

                    ASSETS                            As of December 31,
                                                     1998           1997
                                                     ----           ----
Cash and due from banks                          $ 3,145,678    $ 2,447,683
Federal funds sold, net  (Note 3)                  5,265,242      1,582,269
                                                  ----------     ----------
  Total cash and cash equivalents                $ 8,410,920    $ 4,029,952
Securities:  (Notes 2 & 4)
 Available-for-sale at fair value                  6,033,966      4,194,219
Loans, net  [includes loans of $3,413,779
 (1998) and $3,066,426 (1997) to insiders]
 (Notes 2, 5, 6 & 13)                             68,869,563     53,466,913
Property and equipment, net  (Notes 2 & 7)         3,455,659      2,484,979
Other assets                                         839,704        718,426
                                                  ----------     ----------
  Total Assets                                   $87,609,812    $64,894,489
                                                  ==========     ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits
  Non-interest bearing deposits                  $10,470,065    $ 9,334,294
  Interest bearing deposits                       66,664,814     48,668,118
                                                  ----------     ----------
       Total deposits  (Note 9)                  $77,134,879    $58,002,412
Other liabilities                                    365,709        423,684
                                                  ----------     ----------
  Total Liabilities                              $77,500,588    $58,426,096
                                                  ----------     ----------
Commitments and Contingencies  (Note 8)

Shareholders' Equity:  (Notes 1, 13 & 15)
 Common stock, 1.00 par value, 10,000,000
  shares authorized; 1,380,000 (1998) and
  1,200,000 (1997) shares issued and outstanding $ 1,380,000    $ 1,200,000
Paid-in-capital                                    7,955,261      5,418,801
Retained earnings/(deficit)                          744,224       (158,338)
 Unrealized gain on securities, net                   29,739          7,930
                                                  ----------     ----------
   Total Shareholders' Equity                    $10,109,224    $ 6,468,393
                                                  ----------     ----------
   Total Liabilities and Shareholders' Equity    $87,609,812    $64,894,489
                                                  ==========     ==========

            Refer to notes to the consolidated financial statements.


                           THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                        Consolidated Statements of Income

                                                     For the Years Ended
                                                        December 31,
                                                  -------------------------
                                                     1998            1997
Interest Income:                                     ----            ----
 Interest and fees on loans (Note 2)              $ 6,003,022   $ 4,175,214
 Interest on investment securities                    245,506       201,290
 Interest on federal funds sold                       136,981       193,085
                                                   ----------    ----------
    Total interest income                         $ 6,385,509   $ 4,569,589
Interest Expense:
 Interest on deposits and borrowings  (Note 10)     2,966,794     2,039,655
                                                   ----------    ----------
Net interest income                               $ 3,418,715   $ 2,529,934
Provision for possible loan losses  (Note 6)          251,000       225,000
                                                   ----------    ----------
Net interest income after provision for
  possible loan losses                            $ 3,167,715   $ 2,304,934
                                                   ----------    ----------

Other Income:
 Service fees on deposit accounts                 $   383,023   $   269,808
 Miscellaneous, other                                 104,617       112,948
                                                   ----------    ----------
     Total other income                           $   487,640   $   382,756
                                                   ----------    ----------

Other Expenses:
  Salaries                                        $   831,622   $   636,051
  Employee benefits                                   244,538       242,590
  Data processing and ATM                             109,430        60,809
  Advertising and public relations                    163,932       210,625
  Depreciation and amortization                       173,672       145,314
  Other operating expenses  (Note 11)                 547,999       424,638
                                                   ----------    ----------
     Total other expenses                         $ 2,071,193   $ 1,720,027
                                                   ----------    ----------

Income before income tax                          $ 1,584,162   $   967,663
Income tax  (Notes 2 & 12)                            681,600       406,006
                                                   ----------    ----------

Net income                                        $   902,562   $   561,657

Other comprehensive income, net of tax
  Unrealized holding gains, securities                 21,809        14,085
                                                   ----------    ----------

Comprehensive income                              $   924,371   $   575,742
                                                   ==========    ==========

Basic earnings per share  (Note 2)                $       .72   $       .47
                                                   ==========    ==========
Diluted earnings per share (Note 2)               $       .69   $       .46
                                                   ==========    ==========

           Refer to notes to the consolidated financial statements.


                            THOMASVILLE BANCSHARES, INC.
                               THOMASVILLE, GEORGIA
               Consolidated Statements of Changes in Shareholders' Equity
                       From December 31, 1995 to December 31, 1998

                  Number   Common      Paid              Unrealized
                   Of      Stock       -in-    Retained    Gain,
                  Shares  Par Value   Capital  Earnings  Securities   Total
                  ------  ---------   -------  --------  ----------   -----
Balance,
  December 31,
  1995           600,000 $  600,000 $5,372,407 $ (361,193) $10,626  $5,621,840
                 -------  ---------  ---------  ---------   ------   ---------
Net income,
  1996            -   -      -   -     -   -      241,198    -   -     241,198
Net unrealized
  (losses)
  - securities    -   -      -   -     -   -       -   -   (16,781)    (16,781)
                 -------  ---------  ---------  ---------   ------   ---------
Balance,
  December 31,
  1996           600,000 $  600,000 $5,372,407 $ (119,995) $(6,155) $5,846,257
                 -------  ---------  ---------  ---------   ------   ---------
Net income,
  1997           -   -      -   -      -   -      561,657   -   -      561,657
Net unrealized
  gains
  - securities    -   -     -   -      -   -       -   -     14,085     14,085
Stock split,
 1997            600,000    600,000     -  -     (600,000)  -   -         -  -
Stock options
 Restricted stock -  -       -  -      46,394      -   -    -   -       46,394
                 -------  ---------  ---------  ---------   ------   ---------
Balance,
  December 31,
  1997         1,200,000 $1,200,000 $5,418,801 $ (158,338)  $ 7,930 $6,468,393
               ---------  ---------  ---------  ---------   ------   ---------
Net income,
  1998           -   -      -   -      -   -      902,562    -   -     902,562

Sale of stock    180,000    180,000  2,496,366     -   -     -   -   2,676,366

Net unrealized
  gains
  - securities   -   -      -   -      -   -       -   -    21,809      21,809

Stock options
 Restricted stock -  -       -  -      40,094      -   -    -   -       40,094
               ---------  ---------  ---------  ---------   ------   ---------
Balance,
  December 31,
  1998         1,380,000 $1,380,000 $7,955,261 $  744,224  $29,739 $10,109,224
               =========  =========  =========  =========   ======  ==========

             Refer to notes to the consolidated financial statements.


                            THOMASVILLE BANCSHARES, INC.
                               THOMASVILLE, GEORGIA
                         Consolidated Statements of Cash Flows

                                                      For the Years Ended
                                                          December 31,
                                                  ---------------------------
                                                       1998           1997
Cash flows from operating activities:                  ----           ----
  Net income                                      $    902,562   $    561,657
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provisions for loan losses                  $    251,000   $    225,000
      Depreciation and amortization                    173,672        145,314
      Net accretion on securities                       (9,190)        (5,196)
  (Increase) in receivables and other assets          (132,502)      (263,143)
  (Decrease) in payables and other liabilities         (57,975)       215,295
                                                   -----------    -----------
Net cash provided by operating activities         $  1,127,567   $    878,927
                                                   -----------    -----------

Cash flows from investing activities:
   Purchase of securities, AFS                    $ (2,508,748)  $ (2,222,938)
   Maturity of securities, AFS                         700,000        700,000
   (Increase) in loans, net                        (15,653,650)   (20,600,295)
   Purchase of premises and equipment               (1,133,128)      (705,264)
                                                   -----------    -----------
Net cash used in investing activities             $(18,595,526)  $(22,828,497)
                                                   -----------    -----------

Cash flows from financing activities:
   Sale of common stock                           $  2,676,366   $    -  -
   Options, restricted stock                            40,094         46,394
   Increase in deposits                             19,132,467     20,304,893
                                                   -----------    -----------
Net cash provided by financing activities         $ 21,848,927   $ 20,351,287
                                                   -----------    -----------

Net increase in cash and cash equivalents         $  4,380,968   $ (1,598,283)
Cash and cash equivalents, beginning of period       4,029,952      5,628,235
                                                   -----------    -----------
Cash and cash equivalents, end period             $  8,410,920   $  4,029,952
                                                   ===========    ===========

Supplemental Information:

Income taxes paid                                 $    671,588   $    452,400
                                                   ===========    ===========
Interest paid                                     $  2,917,995   $  1,957,072
                                                   ===========    ===========

           Refer to notes to the consolidated financial statements.


                             THOMASVILLE BANCSHARES, INC.
                                 THOMASVILLE, GEORGIA
                        Notes to Consolidated Financial Statements
                               December 31, 1998 and 1997

Note 1 - Organization of the Business

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company") was organized in January, 1995 to serve as a holding company for a proposed de novo bank, Thomasville National Bank, Thomasville, Georgia (the "Bank"). In a public offering conducted during 1995, the Company sold and issued 600,000 shares of its own $1.00 par value common stock. Proceeds from such sale amounted to $5,972,407, net of selling expenses. The Company commenced banking operations on October 2, 1995. During the first calendar quarter of 1998, the Company declared a two-for-one stock split, effected in the form of a 100% stock dividend, thereby increasing the number of shares issued and outstanding to 1,200,000. During the fourth calendar quarter of 1998, the Company completed the sale of 180,000 shares of common stock for 2,676,366 net of selling expenses, thereby increasing the number of shares issued and outstanding to 1,380,000. The Bank's deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation.


Note 2 - Summary of  Significant Accounting Policies

	Basis of Presentation and Reclassification.   The consolidated
financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or the aggregate balance of shareholders' equity. Amounts concerning earnings per share and the number of shares issued and outstanding were restated for 1997 to reflect the two-for-one stock split effected during the first calendar quarter of 1998.

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

	Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in
Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires investments in equity and debt securities to be classified into three categories:

1. Held-to-maturity securities. These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. As of December 31, 1998 and 1997, the Company had no securities in this category.

2. Trading securities. These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. As of December 31, 1998 and 1997, the Company had no securities in this category.

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

	The Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting for Impairment of a Loan - Income Recognition and Disclosure." These standards require impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter.

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

	Income Taxes.  Income tax expense consists of current and deferred
taxes.   Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

	Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

	Restriction on cash and due from banks: The Bank is required to maintain reserve funds in cash or on deposits with the Federal Reserve System. The required reserves at December 31, 1998 and 1997 were approximately $424,000 and $507,000, respectively.

	Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

	Earnings Per Share ("EPS"): The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting
EPS. Because the Company has a complex capital structure, it is required to report: (i) basic EPS; and (ii) diluted EPS. Basic EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding during the reporting period.

	Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed assuming the conversion of all warrants and options.

	For the year ended December 31, 1998, basic EPS and diluted EPS were computed as follows :

                                    Year Ended December 31, 1998
                          --------------------------------------------------
                                Basic EPS                   Diluted EPS
                          -----------------------    -----------------------
                          Numerator   Denominator    Numerator   Denominator
                          ---------   -----------    ---------   -----------
Net income                $ 902,562                  $ 902,562
Weighted average shares                1,260,000                  1,260,000
Dilutive options,
  warrants, net                                                      39,272
                           --------    ---------      --------    ---------
   Totals                 $ 902,562    1,260,000     $ 902,562    1,299,272
                           ========    =========      ========    =========

EPS                                $.72                       $.69
                                    ===                        ===


                                    Year Ended December 31, 1997
                          --------------------------------------------------
                                Basic EPS                   Diluted EPS
                          -----------------------    -----------------------
                          Numerator   Denominator    Numerator   Denominator
                          ---------   -----------    ---------   -----------
Net income                $ 561,657                  $ 561,657
Weighted average shares                1,200,000                  1,200,000
Dilutive options,
  warrants, net                                                      22,080
                           --------    ---------      --------    ---------
   Totals                 $ 561,657    1,200,000     $ 561,657    1,222,080
                           ========    =========      ========    =========

EPS                                $.47                       $.46
                                    ===                        ===

	Recent Accounting Pronouncements. Beginning January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. This Statement establishes standards for the method that public entities are to use when reporting information about operating segments in annual financial statements and requires that those enterprise reports be issued to shareholders, beginning with annual financial statements in 1998 and for interim and annual financial statements thereafter. SFAS 131 also established standards for related disclosures about products and services, geographic areas and major customers.

	SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" revises and standardizes certain disclosures which were required under SFAS 87, 88 and 106. Generally, the new Statement uses a separate but parallel format, eliminates less useful information, requires additional data deemed useful by analysts, and
allows some aggregation of presentation.   This Statement was adopted by
the Company during 1998.

	SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for all calendar-year entities beginning in January, 2000. This Statement applies to all entities and requires that all derivatives be recognized as assets or liabilities in the balance sheet, at fair values. Gains and losses of derivative instruments not designated as hedges will be recognized in the income statement. The Company has not made an assessment of the expected impact that SFAS 133 will have on its financial statements.


Note 3 - Federal Funds Sold

	The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 1998 and 1997, the Bank sold $5,265,242 and $1,582,269, respectively, to other banks through the federal funds market.


Note 4 - Securities Available-for-Sale

	The amortized costs and estimated market values of securities available-for-sale as of December 31, 1998 follow:

                                                 Gross
                                 Amortized     Unrealized        Estimated
Description                       Costs      Gains   Losses    Market Values
-----------                       -----      -----   ------    -------------
U.S. Treasury securities      $ 3,514,718  $ 52,060  $ (2,762)  $ 3,564,016
U.S. Agency securities          1,490,289    -   -     (4,239)    1,486,050
FRB stock & FHLB stock            483,900    -   -     -   -        483,900
Tax exempt securities             500,000    -   -     -   -        500,000
                               ----------   -------   -------    ----------
    Total securities          $ 5,988,907  $ 52,060  $ (7,001)  $ 6,033,966
                               ==========   =======   =======    ==========

	All national banks are required to hold FRB stock. No ready market exists for the FRB stock nor does the stock have a quoted market value. Accordingly, the FRB stock is reported at cost. Also, no ready market exists for FHLB stock. Accordingly, the FHLB stock is reported at cost.

	The amortized costs and estimated market values of securities available-for-sale as of December 31, 1997 follow:

                                                 Gross
                                 Amortized     Unrealized        Estimated
Description                       Costs      Gains   Losses    Market Values
-----------                       -----      -----   ------    -------------
U.S. Treasury securities      $ 3,517,204  $ 13,074  $ (1,059)  $ 3,529,219
FRB stock                         165,000    -   -     -   -        165,000
Tax exempt securities             500,000    -   -     -   -        500,000
                               ----------   -------   -------    ----------
    Total securities          $ 4,182,204  $ 13,074  $ (1,059)  $ 4,194,219
                               ==========   =======   =======    ==========

	The amortized costs and estimated market values of securities available-for-sale at December 31, 1998, by contractual maturity,
are  shown  in   the  following   chart.   Expected maturities may
differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Amortized         Estimated
                                              Costs         Market Values
                                              -----         -------------
Due in one year or less                     $ 3,194,700      $ 3,195,284
Due after one through five years              1,810,307        1,854,782
Due after ten years                             500,000          500,000
FRB & FHLB stock (no maturity)                  483,900          483,900
                                             ----------       ----------
    Total securities                        $ 5,988,907      $ 6,033,966
                                             ==========       ==========

	There were no sales of securities during 1998 and 1997. At December 31, 1998 and 1997, there were $4,710,000 and $2,600,000, respectively, in securities pledged as collateral to secure public funds.


Note 5 - Loans

	The composition of net loans by major loan category, as of December 31, 1998 and 1997, follows:

                                                      December 31,
                                                -------------------------
                                                   1998          1997
                                                   ----          ----
      Commercial, financial, agricultural       $17,866,367   $16,847,930
      Real estate - construction                  3,622,240     1,777,493
      Real estate - mortgage                     41,785,089    29,825,224
      Installment                                 6,464,344     5,661,179
                                                 ----------    ----------
      Loans, gross                              $69,738,040   $54,111,826
      Deduct:
       Allowance for loan losses                   (868,477)     (644,913)
                                                 ----------    ----------
           Loans, net                           $68,869,563   $53,466,913
                                                 ==========    ==========

	The Company had no loans which it considered to be impaired other than loans which were restructured or on which the accrual of interest had been discontinued. The total recorded investment in impaired loans was $104,826 and zero at December 31, 1998 and 1997, respectively.
These loans had related allowances for loan losses of approximately $15,700 and zero at December 31, 1998 and 1997, respectively. The average recorded investment in impaired loans for 1998 and 1997 was $45,209 and zero, respectively. There was no significant amount of interest income recognized on impaired loans in 1998 or 1997.


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

	Activity within the allowance for loan losses account for the years ended December 31, 1998 and 1997 follows:

                                                Year ended December 31,
                                               ------------------------
                                                   1998          1997
                                                   ----          ----
Balance, beginning of year                     $  644,913    $  447,626
Add:  Provision for loan losses                   251,000       225,000
Add:  Recoveries of previously charged
      off amounts                                   5,381         3,292
                                                ---------     ---------
   Total                                       $  901,294    $  675,918
Deduct: Amount charged-off                        (32,817)      (31,005)
                                                ---------     ---------
Balance, end of year                           $  868,477    $  644,913
                                                =========     =========


Note 7 - Property and Equipment

	Building, furniture and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 1998 and 1997 follow:

                                                      December 31,
                                                ------------------------
                                                   1998          1997
                                                   ----          ----
     Land                                       $  747,023    $  582,983
     Building                                    2,134,547     1,476,921
     Furniture, equipment                          903,406       609,482
                                                 ---------     ---------
       Property and equipment, gross            $3,784,976    $2,669,386
     Deduct:
      Accumulated depreciation                    (329,317)     (184,407)
                                                 ---------     ---------
         Property and equipment, net            $3,455,659    $2,484,979
                                                 =========     =========

	Depreciation expense for the years ended December 31, 1998 and 1997 amounted to $162,448 and $134,090, respectively. Depreciation is charged to operations over the estimated useful lives of the assets.
The estimated useful lives and methods of depreciation for the principal items follow:

        Type of Asset          Life in Years        Depreciation Method
        -------------          -------------        -------------------
     Furniture and equipment      3 to 7               Straight-line
     Building                       39                 Straight-line


Note 8 - Commitments and Contingencies

	Please refer to Note 13 concerning warrants and options earned by directors and executive officers.

	Please refer to Note 14 concerning financial instruments with off-balance sheet risk.


Note 9 - Deposits

	The following details deposit accounts at December 31, 1998 and 1997:

                                                      December 31,
                                               -------------------------
                                                   1998          1997
                                                   ----          ----
      Non-interest bearing deposits            $10,470,065   $ 9,334,294
      Interest bearing deposits:
         NOW accounts                           11,641,974     7,282,203
         Money market accounts                  14,103,448    14,014,321
         Savings                                 1,892,150     1,193,986
         Time, less than $100,000               23,329,217    13,671,038
         Time, $100,000 and over                15,698,025    12,506,570
                                                ----------    ----------
           Total deposits                      $77,134,879   $58,002,412
                                                ==========    ==========


Note 10 - Interest on Deposits and Borrowings

	A summary of interest expense for the years ended December 31, 1998 and 1997 follows:

                                                      December 31,
                                                ------------------------
                                                   1998          1997
                                                   ----          ----
      Interest on NOW accounts                  $  221,245    $  148,381
      Interest on money market accounts            658,128       501,987
      Interest on savings accounts                  52,100        34,740
      Interest on CDs under $100,000             1,144,186       694,213
      Interest on CDs $100,000 and over            875,020       642,826
      Interest, other borrowings                    16,115        17,508
                                                 ---------     ---------
          Total interest on despoits
           and borrowings                       $2,966,794    $2,039,655
                                                 =========     =========


Note 11 - Other Operating Expenses

	A summary of other operating expenses for the years ended December 31, 1998 and 1997 follows:

                                                      December 31,
                                                 ----------------------
                                                   1998          1997
                                                   ----          ----
      Postage and delivery                       $ 50,988      $ 32,924
      Supplies and printing                        78,269        52,669
      Regulatory assessments                       36,810        31,548
      Taxes & insurance                            63,243        45,685
      Utilities & telephone                        49,010        36,241
      Professional fees                            73,061        67,167
      Repairs, maint. & service contracts          74,626        65,030
      All other operating expenses                121,992        93,374
                                                  -------       -------
         Total other operating expenses          $547,999      $424,638
                                                  =======       =======


Note 12 - Income Taxes

	As of December 31, 1998 and 1997, the Company's provision for income taxes consisted of the following:

                                                      December 31,
                                                 ----------------------
                                                   1998          1997
                                                   ----          ----
           Current                               $617,758      $457,500
           Deferred                                63,842       (51,494)
                                                  -------       -------
           Federal income tax expense            $681,600      $406,006
                                                  =======       =======

Deferred income taxes consist of the following:

                                                   1998          1997
                                                   ----          ----
           Provision for loan losses             $ 72,012      $(47,603)
           Other                                   (8,170)       (3,891)
                                                  -------       -------
              Total                              $ 63,842      $(51,494)
                                                  =======       =======

	The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows:

                                                Year ended December 31,
                                                -----------------------
                                                   1998          1997
                                                   ----          ----
     Income taxes at statutory rate              $ 538,615     $ 329,005
     State tax, net of Federal benefits             69,833        48,316
     Change in valuation allowance                  76,012        14,753
     Other                                          (2,860)       13,932
                                                  --------      --------
        Total                                    $ 681,600     $ 406,006
                                                  ========      ========

	The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 1998 and 1997 are presented below:

                                                   1998          1997
                                                   ----          ----
     Deferred tax assets:
        Allowance for loan losses                 $ 175,479    $  99,467
       Unrealized gain, securities                  (15,320)      (4,085)
       Deferred asset, depreciation                    (479)       7,691
       Valuation reserve                           (128,606)     (52,594)
                                                   --------     --------
          Net deferred tax asset                  $  31,074    $  50,479
                                                   ========     ========

	There was a net change in the valuation allowance during 1998 and 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 1998.


Note 13 - Related Party Transactions

	Stock Options. The Employment agreements with the Bank's president and executive vice president provide for the grant of stock options for each to acquire 30,000 shares of the Company's common stock upon the Bank's commencement of business at a purchase price equal to $5.00 per share. Such options will become exercisable at the rate of 6,000 shares per year and shall remain exercisable for ten years after the date of initial grant, so long as each remains employed by the Bank.

	Benefit Plans. The Company has a profit sharing plan as well as a savings plan administered under the provisions of the Internal Revenue Code Section 401(K). During 1998 and 1997, the Company contributed $88,450 and $73,218, respectively, to the above plans.

	Employment Agreements. On January 14, 1998, the Company entered into employment agreements with two of its directors who serve as the president and executive vice president of the Bank. Each agreement is for a four-year term. The agreements provide for health and disability insurance, other customary benefits and, as discussed above, the granting of stock options. Each agreement also contains a non-compete and non-solicitation provision which provides that through the actual date of termination of the agreements and for a period of five years thereafter, the president and executive vice president shall not, without written consent of the Company, be employed in the banking business in any capacity within Thomas County, Georgia. Additionally, each agreement provides that the Company may terminate the president's and the executive vice president's employment for any reason upon majority vote of the Board.

	The agreements with the president and the executive vice president provide for an annual base salary of $101,000 and $82,000, respectively. These salaries may be increased at the discretion of the Board based on the performance of the Bank. For the years ended December 31, 1998 and 1997, the Company incurred expenses for salary and benefits as follows:
(i) for the president:  $130,419 (1998) and $122,884 (1997); and (ii)
for the executive vice president:  $110,445 (1998) and $110,584 (1997).

	Compensation of Directors. In March 1996, the Board of Directors of the Company approved a deferred compensation plan (the "Plan") for the Company's and Bank's directors which grants to each member restricted shares of the Company's common stock as follows: (a) ten shares for each Bank or Company committee meeting attended; and (b) twenty shares for each Bank or Company Board of Directors meeting attended. Shares of restricted stock granted pursuant to the Plan shall not vest until the earlier to occur of: (a) the retirement of a director from the Company's Board of Directors; or (b) a change in control of the Company. As of December 31, 1998 and 1997 there were 9,050 and 6,080 shares of restricted stock outstanding, respectively. The 1998 and 1997 income statements include a charge for $40,095 and $32,498, respectively, reflecting the annual grants.

	Borrowings and Deposits by Directors and Executive Officers. Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 1998 and 1997, loans outstanding to directors, their related interests and executive officers aggregated $3,413,779 and $3,066,426, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

	A summary of loan transactions with directors, including their affiliates, and executive officers during 1998 and 1997 follows:

                                                   1998          1997
                                                   ----          ----
Balance, beginning of year                    $ 3,066,426   $ 2,177,384
New loans                                       2,369,282     2,105,040
Less:   principal reductions                   (2,021,929)   (1,215,998)
                                               ----------    ----------
Balance, end of year                          $ 3,413,779   $ 3,066,426
                                               ==========    ==========

	Deposits by directors and their related interests, at December 31, 1998 and 1997, approximated $2,464,559 and $3,638,443, respectively.


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

	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1998 and 1997, unfunded commitments to extend credit were $11,847,306 and $7,153,104, respectively. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, farm products, livestock and income producing commercial properties.

	At December 31, 1998 and 1997, commitments under letters of credit aggregated approximately $326,892 and $172,435, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

	The Company makes commercial, agricultural, real estate and consumer loans to individuals and businesses located in and around Thomas County, Georgia. The Company does not have a significant concentration of credit risk with any individual borrower. However, a substantial portion of the Company's loan portfolio is collateralized by real estate located in and around Thomas County, Georgia.


Note 15 - Regulatory Matters

	The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

	Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

	As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as Well Capitalized. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain minimum total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company's capital category. The actual capital amounts and rations are also presented in the table below:

                            Minimum Regulatory Capital Guidelines for Banks
                            -----------------------------------------------
                                               Adequately             Well
(Dollars in thousands)        Actual           Capitalized         Capitalized
                          ---------------    ---------------     ---------------
                          Amount    Ratio    Amount    Ratio     Amount    Ratio
                          ------    -----    ------    -----     ------    -----
As of December 31, 1998:
Total capital-risk-based
(to risk-weighted assets):
   Bank                 $ 10,208    15.9%    $5,131  >=  8%      $6,413 >=  10%
   Consolidated           10,882    17.0%     5,132  >=  8%        N/A  >=  N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                 $  9,406     14.7%   $2,565  >=  4%      $3,848 >=   6%
   Consolidated           10,079     15.7%    2,566  >=  4%        N/A  >=  N/A

Tier 1 capital-leverage
(to average assets):
   Bank                  $  9,406    21.3%   $3,056  >=  4%      $3,820 >=   5%
   Consolidated            10,079    13.1%    3,063  >=  4%        N/A  >=  N/A


                            Minimum Regulatory Capital Guidelines for Banks
                            -----------------------------------------------
                                               Adequately             Well
(Dollars in thousands)        Actual           Capitalized         Capitalized
                          ---------------    ---------------     ---------------
                          Amount    Ratio    Amount    Ratio     Amount    Ratio
                          ------    -----    ------    -----     ------    -----
As of December 31, 1997:
Total capital-risk-based
(to risk-weighted assets):
   Bank                 $  6,647    11.9%    $4,459  >=  8%      $5,574 >=  10%
   Consolidated            7,073    12.6%     4,474  >=  8%        N/A  >=  N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                 $  6,002     10.8%   $2,229  >=  4%      $3,344 >=   6%
   Consolidated            6,428     11.5%    2,237  >=  4%        N/A  >=  N/A

Tier 1 capital-leverage
(to average assets):
   Bank                  $  6,002    11.1%   $2,164  >=  4%      $2,705 >=   5%
   Consolidated             6,428    11.8%    2,172  >=  4%        N/A  >=  N/A


Note 16 - Dividends

	The primary source of funds available to the Company to pay shareholder dividends and other expenses is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. During 1998 and 1997, the Company did not pay cash dividends to its shareholders.


Note 17 - Parent Company Financial Information

	This information should be read in conjunction with the other notes to the consolidated financial statements.

                          Parent Company Balance Sheets

                                                        December 31,
                                                --------------------------
                                                     1998           1997
Assets:                                              ----           ----
Cash                                            $   643,273    $   258,094
Investment in Bank                                9,450,414      5,995,856
Property equipment                                  -  -           181,957
Other assets                                         44,820         53,819
                                                 ----------     ----------
   Total Assets                                 $10,138,507    $ 6,489,726
                                                 ==========     ==========

Liabilities and Shareholders' Equity:
Accounts payable                                $    29,283    $    21,333
                                                 ----------     ----------
   Total Liabilities                            $    29,283    $    21,333
                                                 ----------     ----------

Common stock                                    $ 1,380,000    $ 1,200,000
Paid-in-capital                                   7,955,261      5,418,801
Retained earnings                                   744,224       (158,338)
Unrealized gain on securities                        29,739          7,930
                                                 ----------     ----------
   Total Shareholders' equity                   $10,109,224    $ 6,468,393
                                                 ----------     ----------
   Total Liabilities and Shareholders' equity   $10,138,507    $ 6,489,726
                                                 ==========     ==========


                           Parent Company Statements of Income

                                                 Years Ended December 31,
                                                --------------------------
                                                     1998          1997
Revenues:                                            ----          ----
  Interest income                               $     9,411    $     4,798
  Rental income                                      16,200         21,648
                                                 ----------     ----------
     Total revenues                             $    25,611    $    26,446
                                                 ----------     ----------

Expenses:
  Depreciation and amortization                 $     4,987    $     4,581
  Other expenses                                     50,812         36,037
                                                 ----------     ----------
     Total expenses                             $    55,799    $    40,618
                                                 ----------     ----------

(Loss) before equity in undistributed
  earnings of Bank                              $   (30,188)   $   (14,172)
Equity in undistributed earnings
  of Bank                                           932,750        575,829
                                                 ----------     ----------

Net income                                      $   902,562    $   561,657
                                                 ==========     ==========


                         Parent Company Statements of Cash Flows

                                                   Years Ended December 31,
                                                   ------------------------
                                                      1998         1997
Cash flows from operating activities:                 ----         ----
  Net income                                       $    902,562  $  561,657
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed earnings of the Bank      (932,750)   (575,829)
  Depreciation and amortization                           4,987       4,581
 Decrease in other asset                                  6,299     (46,394)
 Increase in payables                                     7,950      (1,883)
                                                     ----------   ---------
Net cash provided by operating activities           $   (10,952) $  (57,868)
                                                     ----------   ---------

Cash flows from investing activities:
 Investment in Bank                                 $(2,500,000) $    -  -
 Sale of property                                       179,671       -  -
                                                     ----------   ---------
Net cash provided by financing activities           $(2,320,329) $    -  -
                                                     ----------   ---------

Cash flows from financing activities:
  Sale of stock                                     $ 2,676,366  $    -  -
  Options, restricted stock                              40,094      46,394
                                                     ----------   ---------
Net cash used by financing activities               $ 2,716,460  $   46,394
                                                     ----------   ---------

Net increase in cash and cash equivalents           $   385,179  $  (11,474)
Cash and cash equivalents, beginning of the year        258,094     269,568
                                                     ----------   ---------
Cash and cash equivalents, end of year              $   643,273  $  258,094
                                                     ==========   =========


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

	There has been no occurrence requiring a response to this Item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The directors and executive officers of the Company and the Bank are as follows:


              Name                      Position with Company
    ----------------------------        ---------------------
       Charles A. Balfour                 Class I Director
    Clifford S. Campbell, Jr.             Class I Director
       Stephen H. Cheney          President, Chief Executive Officer and
                                          Class I Director
        David A. Cone                      Bank Director
      Charles E. Hancock, M.D.            Class II Director
      Charles H. Hodges, III          Executive Vice President and
                                          Class II Director
       Harold L. Jackson                  Class II Director
        David O. Lewis                     Bank Director
       Charles W. McKinnon, Jr.           Class III Director
         Randall L. Moore                  Bank Director
         Diane W. Parker                   Bank Director
        Cochran A. Scott, Jr.             Class III Director
      Richard L. Singletary, Jr.          Class III Director

        Each of the above persons, except those persons who are listed as Bank Directors, has been a director of the Company since March 31, 1995. The Company has a classified Board of Directors whereby one-third of the members will be elected each year at the Company's Annual Meeting of Shareholders. Upon such election, each director of the Company will serve for a term of three years. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board.

        Charles A. Balfour, age 35, served as Vice President of Balfour Pulpwood Company, Inc., a family-owned business, from 1989 to 1994 and since 1994, has served as President. Mr. Balfour is also Executive Vice President of Balfour Lumber Company. Mr. Balfour serves on the Vestry of St. Thomas Episcopal Church, of which he is currently Treasurer. Mr. Balfour also serves on the Board of the Georgia Forestry Association.
From 1992 to January 1995, he served on the Advisory Board of Directors of Trust Company Bank of South Georgia, N.A.

        Clifford S. Campbell, Jr., age 70, has been retired since 1989. From 1969 to 1989, he was the Chairman, President and Chief Executive Officer of C&S Bank of Thomas County and subsequently C&S National Bank - Thomasville. For fifteen years prior to 1969, Mr. Campbell held numerous positions with both Trust Company Bank of Georgia in Atlanta and the C&S Bank of Albany. Mr. Campbell remains active in numerous civic affairs. He is currently a member of the Board of Directors and past Chairman of Archbold Medical Center. He also serves on the Boards of Thomasville Rotary Club, Thomas County Historical Society and the Thomasville/Thomas County Chamber of Commerce, each of which he is past President. Mr. Campbell also served as a member of the Thomasville City Board of Education.

        Stephen H. Cheney, age 41, has served as President of the Company since its inception in March 1995. Mr. Cheney joined Trust Company Bank of South Georgia, N.A. in February 1985, and from 1987 to January 1995, served as President of the Thomasville Division. From 1981 to 1985, Mr. Cheney spent two years with an accounting firm and two years in private business. In addition to his profession, Mr. Cheney is presently Chairman of the Board of the Thomasville Y.M.C.A., President of Thomasville Team 2000 and a member of the Thomasville Payroll Development Authority. He is also past Chairman of the Thomasville/Thomas County Chamber of Commerce and former Vice Chairman of the Thomasville Housing Authority.

        David Cone, age 34, is the President of Cone Machinery, Inc., a manufacturer of sawmill equipment. He has served as President of Cone Machinery for eight years, previously serving as Vice President and Sales Manager. He joined the Board of Directors of Thomasville National Bank in May 1996. He currently serves on the Board of Directors of the Thomasville/Thomas County Chamber of Commerce and the YMCA, and is a member of the Thomasville Kiwanis Club. He is also on the Thomasville/Thomas County Recreation Advisory Board.

        Charles E. Hancock, M.D., age 39, is a Board Certified Orthopedic Surgeon in private practice in Thomasville, Georgia at the Thomasville Orthopedic Center where he has practiced since 1991. He is a member of The American Academy of Orthopedic Surgeons. Dr. Hancock is also affiliated with the Archbold Medical Center and the Medical Association of Georgia. He is also Chairman and Chief Executive Officer of Affiliated Physicians, a physicians practice management company based in Thomasville.

        Charles H. Hodges, III, age 34, has served as Executive Vice President of the Company since its inception in January 1995. Mr. Hodges joined C&S National Bank (now NationsBank) in Atlanta, Georgia in March 1986, and was promoted to Credit Manager in the Factoring Division where he served until July 1987. From July 1987 to January 1995, he served as Vice President of the Thomasville Division of Trust Company Bank of South Georgia, N.A. In addition, Mr. Hodges serves as treasurer and board member of several key organizations, including United Way, Downtown Development Authority and Thomasville/Thomas County Chamber of Commerce.

        Harold L. Jackson, age 50, is the President and General Manager of Petroleum Products, Inc., a distributor of fuel and oil products to retail, industrial and agricultural customers throughout South Georgia. From 1992 to January 1995, Mr. Jackson served as a member of the Advisory Board of Directors of Trust Company Bank of South Georgia, N.A. He is also a member and past President of the Thomasville Shriners Club and is a member of the Masonic Lodge.

        David Lewis, age 67, joined the Board of Directors of Thomasville National Bank in September 1997. Mr. Lewis is a retired Senior Buyer for General Electric. He is past President of the Minority Business and Professional Association. He currently serves on the Board of Trustees of Thomas College and is also a member of the Board of the Thomasville Cultural Center, the Historical Society, the Humane Society and the Heritage Foundation.

        Charles W. McKinnon, Jr., age 64, is the Owner/Broker of First Thomasville Realty, Ltd., one of the largest real estate companies in Southwest Georgia. He has been actively involved in selling and developing shopping centers, food stores, office buildings and warehouses.
 His civic and professional leadership roles, past and present, include City Commissioner, director of NationsBank, director of Industrial Development for City of Thomasville, director of Thomasville/Thomas County Chamber of Commerce, member of Georgia Development Council, lifetime membership in Thomasville Area Board's Million Dollar Club, Real Estate Leaders of America, International Council of Shopping Centers, National Association of Realtors, and Farm and Land Institute.

        Randall Moore, age 39, is President and Co-Owner of Moore & Porter Produce of Thomasville, Inc., a wholesaler of a full line of vegetables. He joined the Board of Directors of Thomasville National Bank in May
1996.  He currently serves on the Board of Directors of Glen Arven Country
Club.

        Diane W. Parker, age 58, is the owner of The Gift Shop, Ltd. She joined the board of directors of Thomasville National Bank in September 1997. She is also Vice-President of Williams & Parker LLC and The Williams Family Foundation of Georgia. She is a past Vice-Chairman of the Thomasville Antiques Show and is a Thomasville Antiques Show Foundation, Inc. Board Member.

        Cochran A. Scott, Jr., age 43, has served as President of Scott Hotels, Inc., a hotel management and development company, since 1996 and from 1987 to 1995 was the President of C.A. Scott Construction Co., a commercial contracting firm specializing in roofing systems. Mr. Scott served on the Advisory Board of Directors of Trust Company Bank of South Georgia, N.A. for six years until resigning in January 1995.

        Richard L. Singletary, Jr., age 39, joined First National Bank of Atlanta in 1982 where he advanced to Commercial Loan Officer before leaving to work for Sing Oil Company in 1985. After Sing Oil Company was sold to Amoco Oil Company in 1990, he began developing residential and multi-family real estate in Tallahassee, Florida. Currently, he is the President of four development companies. Mr. Singletary is also a member of the Thomasville City Council, The Brookwood School Board of Directors, and is a former member of the Advisory Board of Directors of Trust Company Bank of South Georgia, N.A.

        There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

	The Company is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended.


ITEM 10.  EXECUTIVE COMPENSATION

	The following table provides certain summary information for the fiscal years ended December 31, 1998, 1997 and 1996 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the other executive officers of the Company or of the Bank whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1998 (the "Named Executive Officers").

                       Summary Compensation Table

                        Annual Compensation  Long Term Compensation
                        -------------------  ----------------------
                                                            Number    All
                                                Restricted    of     Other
Name and                                         Stock      Options  Compen-
  Principal Position    Year   Salary   Bonus    Awards(1)  Awarded  sation(2)
--------------------    ----   ------   -----   ----------  -------  -------

Stephen H. Cheney       1998  $101,000 $20,200   $7,600(3)     --    $3,181
  President and Chief   1997    82,500  25,500    2,264(4)     --     2,910
  Executive Officer     1996    75,000  15,000    1,899(5)     --     1,250

Charles H. Hodges, III  1998  $ 82,000 $20,500   $7,400(6)     --    $2,718
  Executive Vice Pres.  1997    75,000  22,500    2,264(7)     --     2,588
                        1996    65,000  12,500    1,899(8)     --     1,083

(1)   Represents earned but unissued shares of restricted stock granted at various times during fiscal 1998, 1997 and 1996 pursuant to the directors' deferred compensation plan. See "-Compensation of Directors."
(2)   Represents matching contributions under the Company's 401(k) plan.
(3) During fiscal 1998, Mr. Cheney earned an aggregate of 380 shares of restricted Common Stock pursuant to the directors' deferred compensation plan, the fair market value of which was $7,600 as of December 31, 1998. Because there is no organized trading market for the Company's Common Stock, fair market value was determined by
      reference to recent sales of the Common Stock during 1998.   See
      "-Compensation of Directors."
(4) During fiscal 1997, Mr. Cheney earned an aggregate of 210 shares of restricted Common Stock pursuant to the directors' deferred compensation plan, the fair market value of which was $2,264 as of December 31, 1997. Because there is no organized trading market for the Company's Common Stock, fair market value was calculated by reference to the book value of the Company's Common Stock as of December 31, 1997. See "-Compensation of Directors."
(5) During fiscal 1996, Mr. Cheney earned an aggregate of 195 shares of restricted Common Stock pursuant to the directors' deferred compensation plan, the fair market value of which was $1,899 as of December 31, 1996. Because there is no organized trading market for the Company's Common Stock, fair market value was calculated by reference to the book value of the Company's Common Stock as of December 31, 1996. See "-Compensation of Directors."
(6) During fiscal 1998, Mr. Hodges earned an aggregate of 370 shares of restricted Common Stock pursuant to the directors' deferred compensation plan, the fair market value of which was $7,400.
      Because there is no organized trading market for the Company's
      Common Stock, fair market value was determined by reference to recent sales of the Common Stock during 1998.
(7) During fiscal 1997, Mr. Hodges earned an aggregate of 210 shares of Common Stock pursuant to the directors' deferred compensation plan, the fair market value of which was $2,264 at December 31, 1997. Because there is no organized trading market for the Company's Common Stock, fair market value was determined by reference to the book value of the Common Stock as of December 31, 1997. See "Compensation of Directors."
(8) During fiscal 1996, Mr. Hodges earned an aggregate of 195 shares of Common Stock pursuant to the directors' deferred compensation plan, the fair market value of which was $1,899 at December 31, 1996. Because there is no organized trading market for the Company's Common Stock, fair market value was determined by reference to the book value of the Common Stock as of December 31, 1996. See "Compensation of Directors."


EMPLOYMENT AGREEMENTS

        On January 14, 1998, the Company and the Bank entered into a four-year employment agreement with Stephen H. Cheney, pursuant to which Mr. Cheney is paid an annual salary of $101,000, which may be increased at the discretion of the Board of Directors of the Bank based on the performance of the Bank as determined by a formula as set forth in Mr. Cheney's employment agreement.

        Mr. Cheney's employment agreement further provides that Mr. Cheney shall receive the use of an automobile and such other benefits as the Company generally makes available to its senior executives.

        Mr. Cheney's employment agreement also contains a non-compete and non-solicitation provision which provide that through the actual date of termination of the Employment Agreement and for a period of five years thereafter, Mr. Cheney shall not, without the prior written consent of the Company. be employed in the banking business in any capacity within Thomas County, Georgia. Mr. Cheney has also agreed that during such period, he will not, without the prior written consent of the Bank, employ or attempt to employ any employees of the Bank or cause an employee of the Bank to work elsewhere.

        In addition, Mr. Cheney's employment agreement provides that the Company may terminate Mr. Cheney's employment agreement for any reason upon majority vote of the Board of Directors of the Company and the Bank.

        On January 14, 1998, the Company and the Bank entered into a four-year employment agreement with Charles H. Hodges, III, containing identical provisions to the employment agreement entered into with Mr. Cheney, except that Mr. Hodges' annual salary is $82,000 per year, which will be increased at the discretion of the Board of Directors of the Bank based on the performance of the Bank as determined by a formula set forth in Mr. Hodges' employment agreement. All the other provisions of Mr. Hodges' employment agreement are identical to Mr. Cheney's.


COMPENSATION OF DIRECTORS

        In March 1996, the Board of Directors of the Company approved a deferred compensation plan (the "Directors' Plan") for the Company's directors calling for the issuance of restricted stock grants to directors to compensate each director for each Board meeting and Committee meeting attended. The Directors' Plan provides that each director is deemed to have earned shares of restricted stock in the amount of 10 shares of the Company's Common Stock for each Bank and each Company Committee meeting attended and 20 shares for each Bank and each Company Board of Directors meeting attended. The shares of restricted stock earned pursuant to the terms of the Directors' Plan do not vest and will not be granted until the earlier to occur of either the retirement of the director from the Company's Board of Directors or a change in control of the Company. One of the Company's directors has elected not to participate in the Directors' Plan and has elected to receive in lieu of restricted stock $100 for each Bank and Company Board of Directors meeting attended and $50 for each Bank and Company Committee meeting attended. During fiscal 1998, an aggregate of 2,970 shares of restricted stock were earned under the Directors' Plan.


STOCK OPTIONS

        No stock options were granted to any of the Named Executive Officers during the fiscal year ended December 31, 1998. The following table presents information regarding the value of unexercised options held at December 31, 1998 by the Named Executive Officers. No stock options were exercised and there were no SARs outstanding during fiscal 1998.

                                Number of           Value of Unexercised
                            Unexercised Options     In-the-Money Options
                                at FY-End               at FY-End
                               Exercisable/            Exercisable/
    Name                       Unexercisable         Unexercisable(1)
    ----                    -------------------     --------------------
Stephen H. Cheney               24,000/6,000          $360,000/90,000
Charles H. Hodges III           24,000/6,000          $360,000/90,000
____________________

(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1998 ($20.00) and the exercise price of such options. Because no organized trading market exists for the Common Stock of the Company, the fair market value was determined by reference to recent sales of the Common Stock during 1998.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of March 23, 1999 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company,
(ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

         Name of                     Number of            Percent of
     Beneficial Owner                Shares (1)              Total
     ----------------                ---------            ----------
     Charles A. Balfour               21,000(2)              1.52%
     Clifford S. Campbell, Jr.         2,300(3)               *
     Stephen H. Cheney                60,626(4)              4.32%
     Charles E. Hancock, M.D.         15,000                 1.09%
     Charles H. Hodges, III           35,742(5)              2.55%
     Harold L. Jackson                20,000                 1.45%
     Charles W. McKinnon, Jr.         21,000(6)              1.52%
     Cochran A. Scott, Jr.            34,000(7)              2.46%
     Richard L. Singletary, Jr.       81,400(8)              5.90%
                                     -------                -----
     All Directors and Officers
     as a Group (9 persons)          291,068(9)             20.38%
                                     =======                =====
*  Less than 1% of shares outstanding.
_______________

(1) Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 1,380,000 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties who hold presently exercisable options are based upon the sum of 1,380,000 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.
(2)  Includes 5,000 shares held by Mr. Balfour as custodian for his children.
(3)  Represents shares held in Mr. Campbell's individual retirement account.
(4) Includes 24,000 shares subject to presently exercisable stock options, 5,904 shares held in Mr. Cheney's individual retirement account, 722 shares held in Mr. Cheney's wife's individual retirement account and 30,000 shares held in Mr. Cheney's father's individual retirement account for the benefit of Mr. Cheney.
(5) Includes 24,000 shares subject to presently exercisable stock options, 10,088 shares held in Mr. Hodges' individual retirement account, 1,654 shares held by Mr. Hodges as custodian for his children.
(6) Includes 12,200 shares held in Mr. McKinnon's individual retirement account.
(7) Includes 24,000 shares held by Mr. Scott as custodian for his children and 10,000 shares held in Mr. Scott's individual retirement account.
(8) Includes 5,246 shares held in Mr. Singletary's individual retirement account, 7,800 shares held as custodian for his children, 10,000 shares owned by Mr. Singletary's wife and 9,486 shares held in Mr. Singletary's wife's individual retirement account. Mr. Singletary's address is 102 Chukkars Drive, Thomasville, Georgia 31792.
(9)  Includes 48,000 shares subject to presently exercisable options.


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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

	(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 33-91536 ("SB-2"); or (ii) a Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 333-58545 ("1998 SB-2"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

      Exhibit No.                  Description of Exhibit
      ----------                   ----------------------
       *3.1      -       Articles of Incorporation of the Company (SB-2)

       *3.2      -       Bylaws of the Company (SB-2)

      *10.1      -       Employment Agreement dated January 14, 1998 between
                         the Company and Stephen H. Cheney (1998 SB-2)

      *10.2      -       Employment Agreement dated January 14, 1998 between
                         the Company and Charles H. Hodges, III (1998 SB-2)

      *10.3      -       Purchase Agreement dated February 3, 1995 between
                         Carlos G. Gay, on the one hand, and Stephen H.
                         Cheney and Charles H. Hodges, III, on the other, for the property located 301 North Broad Street, Thomasville, Georgia (SB-2)

      *10.4      -       Amendment, dated May 11, 1995, to Purchase Agreement
                         dated February 3, 1995 between Carlos G. Gay, on the one hand, and Stephen H. Cheney and Charles H.
                         Hodges, III, on the other, for the property located at 301 North Broad Street, Thomasville, Georgia (SB-2)

        21.1     -       Subsidiaries of the Registrant

        27.1     -       Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 1998.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THOMASVILLE BANCSHARES, INC.

Dated:  March 31, 1999           By:  /s/ Stephen H. Cheney
                                      -------------------------------------
                                      Stephen H. Cheney
                                      President and Chief Executive Officer
                                      (Principal Executive and Accounting
                                      Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


               Signature                 Title                    Date
               ---------                 -----                    ----


/s/ Stephen H. Cheney                                           March 31, 1999
----------------------------  President and Chief Executive
Stephen H. Cheney             Officer (Principal Executive
                              Accounting Officer) and Director


/s/ Charles H. Hodges, III
----------------------------  Executive Vice President and      March 31, 1999
Charles H. Hodges, III        Director



----------------------------  Director                          March 31, 1999
Charles A. Balfour


/s/ Clifford S. Campbell, Jr.
----------------------------  Director                          March 31, 1999
Clifford S. Campbell, Jr.



----------------------------  Director                          March 31, 1999
Charles E. Hancock, M.D.


/s/ Harold L. Jackson
----------------------------  Director                          March 31, 1999
Harold L. Jackson



----------------------------  Director                          March 31, 1999
Charles W. McKinnon, Jr.


/s/ Cochran A. Scott, Jr.
----------------------------  Director                          March 31, 1999
Cochran A. Scott, Jr.



----------------------------  Director                          March 31, 1999
Richard L. Singletary, Jr.


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

                                 EXHIBIT INDEX

        Exhibit
          No                     Description

          21.1      Subsidiaries of Registrant
          27.1      Financial Data Schedule (for SEC use only)