Form 10QSB
period 1999-03-31
THOMASVILLE BANCSHARES INC
filed 1999-05-14
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 1999.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to

                  Commission File No. 0-25929

                THOMASVILLE BANCSHARES, INC.
----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


        Georgia                          58-2175800
------------------------   ------------------------------------
(State of Incorporation)   (I.R.S. Employer Identification No.)

          301 North Broad Street Thomasville, Georgia  31792
---------------------------------------------------------------
          (Address of Principal Executive Offices)

                          (912) 226-3300
---------------------------------------------------------------
            (Issuer's Telephone Number, Including Area Code)

                         Not Applicable
---------------------------------------------------------------

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

	Common stock, $1.00 par value per share 1,380,000 shares issued and outstanding as of May 12, 1999.

	(Page 1 of 16)

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

                   THOMASVILLE BANCSHARES, INC.
                      Thomasville, Georgia
                   Consolidated Balance Sheets

                                       March 31,     December 31,
                                         1999           1998
ASSETS                                (Unaudited)    (Unaudited)
------                                -----------    -----------
Cash and due from banks              $ 4,026,407     $ 3,145,678
Federal funds sold                       600,888       5,265,242
                                      ----------      ----------
  Total cash and cash equivalents    $ 4,627,295     $ 8,410,920
Investment securities:
 Securities available-for-sale,
 at market value                       5,549,519       6,033,966
Loans, net                            76,898,392      68,869,563
Property & equipment, net              3,427,104       3,455,659
Other assets                             896,515         839,704
                                      ----------      ----------
  Total Assets                       $91,398,825     $87,609,812
                                      ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits
 Non-interest bearing deposits       $10,290,590     $10,470,065
 Interest bearing deposits            70,139,796      66,664,814
                                      ----------      ----------
  Total deposits                     $80,430,386     $77,134,879
Other liabilities                        604,510         365,709
                                      ----------      ----------
 Total Liabilities                   $81,034,896     $77,500,588
                                      ----------      ----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,380,000
 shares issued & outstanding at March
 31, 1999 and December 31, 1998      $ 1,380,000     $ 1,380,000
Paid-in-capital                        7,966,961       7,955,261
Retained earnings                        999,824         744,224
Unrealized gain securities
 available-for-sale                       17,144          29,739
                                      ----------      ----------
 Total Shareholders' Equity          $10,363,929     $10,109,224
                                      ----------      ----------
 Total Liabilities and
  Shareholders' Equity               $91,398,825     $87,609,812
                                      ==========      ==========


              Refer to notes to the financial statements.

                   THOMASVILLE BANCSHARES, INC.
                      Thomasville, Georgia
                 Consolidated Statements of Income

                                         For the three months
                                            ended March 31,
                                      --------------------------
                                         1999            1998
                                         ----            ----
Interest income                      $1,747,661       $1,417,512
Interest expense                        794,789          652,667
                                      ---------        ---------
Net interest income                  $  952,872       $  764,845

Provision for possible loan losses       60,000           45,000
                                      ---------        ---------
Net interest income after provision
 for possible loan losses            $  892,872       $  719,845
                                      ---------        ---------

Other income
 Gain on sale of mortgage loans      $      841       $    2,148
 Service charges                         23,250           18,531
 Other fees                             106,448           84,066
 Rental income                            6,900            5,400
                                      ---------        ---------
  Total other income                 $  137,439       $  110,145
                                      ---------        ---------

Salaries and benefits                $  310,398       $  249,834
Advertising                              26,010           23,526
Depreciation                             52,990           36,149
Amortization                              6,856            2,806
Data processing                          18,505            9,216
Regulatory fees and assessments          11,056            8,734
Other operating expenses                181,896          126,844
                                      ---------        ---------
  Total operating expenses           $  607,711       $  457,109
                                      ---------        ---------

Net income before taxes              $  422,600       $  372,881

Income taxes                            167,000          159,600
                                      ---------        ---------

Net income                           $  255,600       $  213,281
                                      ---------        ---------

Other comprehensive
 income net of tax:
  Unrealized holding (losses) on
   securities available for sale        (12,595)           5,296
                                      ---------        ---------

Comprehensive income                 $  243,005       $  218,577
                                      ==========       =========

Basic income per share               $      .19       $      .18
                                      ==========       =========

Diluted income per share             $      .18       $      .17
                                      ==========       =========

              Refer to notes to the financial statements.

                  THOMASVILLE BANCSHARES, INC.
                     Thomasville, Georgia
             Consolidated Statements of Cash Flows
                        (Unaudited)


                                            Three Months Ended
                                                 March 31,
                                        ---------------------------
                                            1999            1998
                                            ----            ----
Cash flows from operating activities:  $   536,344      $   335,045
                                        ----------       ----------
Cash flows from Investing Activities:
  Purchase of fixed assets             $   (24,435)     $   (11,425)
  (Increase) in loans                   (8,088,829)      (5,803,807)
  Purchase of securities, AFS            1,000,000             - -
  Maturities, calls, paydowns, AFS       1,486,088             - -
                                        ----------       ----------
Net cash used in investing activities  $(7,627,176)     $(5,815,232)
                                        ----------       ----------

Cash flows from Financing Activities:
  Increase in deposits                 $ 3,295,507      $ 6,104,638
  Options, restricted stock                 11,700             - -
                                        ----------       ----------
Cash (used by) financing activities    $ 3,307,207      $ 6,104,638
                                        ----------       ----------

Net (decrease) in cash
 and cash equivalents                  $(3,783,625)     $   624,451
Cash and cash equivalents,
 beginning of period                     8,410,920        4,029,952
                                        ----------       ----------
Cash and cash equivalents,
 end of period                         $ 4,627,295      $ 4,654,403
                                        ==========       ==========

               Refer to notes to the financial statements.


                     THOMASVILLE BANCSHARES, INC.
                        Thomasville, Georgia
          Notes to Consolidated Financial Statements (Unaudited)
                           March 31, 1999



NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1998.


NOTE 2 - SUMMARY OF ORGANIZATION

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on March 30, 1995, for the purpose of becoming a bank holding company for a proposed national bank, Thomasville National Bank (the "Bank") to be located in Thomasville, Georgia.
 In an initial public offering conducted during 1995, the Company sold and issued 600,000 shares of its $1.00 par value common stock. Proceeds from the above offering amounted to $5,972,407, net of selling expenses. The Company commenced banking operations on October 2, 1995. During the first calendar quarter of 1998, the Company declared a two-for-one stock split, effected in the form a 100% stock dividend, thus increasing the then total number of outstanding shares to 1,200,000. During 1998, the Company conducted a secondary public offering and sold 180,000 shares of its $1.00 par value common stock for $2,676,366, net of selling expenses, thus increasing the number of outstanding shares to 1,380,000.


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

	SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" revises and standardizes certain disclosures which were required under SFAS Nos. 87, 88 and 106. Generally, the new Statement uses a separate but parallel format, eliminates less useful information, requires additional data deemed useful by analysts, and allows some aggregation of presentation. This Statement was adopted by the Company during 1998.

	SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for all calendar-year entities beginning in January, 2000. This Statement applies to all entities and requires that all derivatives be recognized as assets or liabilities in the balance sheet, at fair values. Gains and losses of derivative instruments not designated as hedges will be recognized in the income statement. The Company has not made an assessment of the expected impact that SFAS No. 133 will have on its financial statements.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The Company was incorporated in Georgia on March 30, 1995 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Thomasville National Bank, Thomasville, Georgia (the "Bank"). In a public offering conducted during 1995, the Company sold and issued 600,000 shares of its own $1.00 par value common stock (the "Common Stock"). The Company then purchased 100% of the Bank's common stock for $4.8 million and commenced banking operations on October 2, 1995. During the first calendar quarter of 1998, the Company declared and effected a two-for-one stock split, thus increasing the number of common shares outstanding from 600,000 to 1,200,000. In a public offering completed on October 26, 1998, the Company sold 180,000 shares of its $1.00 par value common stock, thus increasing the number of common shares outstanding to 1,380,000.

Total consolidated assets increased by $3.8 million to $91.4 million during the three-month period ended March 31, 1999. The increase was generated through a $3.3 million increase in deposits, and a $200,000 increase each in payables and retained profits. The Bank utilized the above funds to increase loans.


LIQUIDITY AND SOURCES OF CAPITAL

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customer. The March 31, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.6 million, representing 5.1% of total assets. Investment securities, which amounted to $5.5 million or 6.1% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. In addition, the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended March 31, 1999, total deposits increased from $77.1 million to $80.4 million, representing an annualized increase of 17.2%. There are no assurances, however, that this level of growth can be maintained. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's         Minimum required
                        March 31, 1999      by regulator
Leverage ratio               10.6%               4.0%
Risk weighted ratio          14.1%               8.0%

As evidenced above, the Bank's capital ratios are well above the OCC's required minimums. During the third quarter of 1998, the Company injected $2.5 million into the Bank's capital accounts in order to fund future growth.
 The above monies were raised by the Company through the sale of its common stock.


RESULTS OF OPERATIONS

For the three-month periods ended March 31, 1999 and 1998, net income amounted to $255,600 and $213,281, respectively. On a per share basis, basic and diluted income for the three-month period ended March 31, 1999 amounted to $.19 and $.18, respectively. For the three-month period ended March 31, 1998, basic and diluted income per share amounted to $.18 and $.17, respectively. The improvement in net income for the three-month period ended March 31, 1999 as compared to the three-month period ended March 31, 1998, is primarily due to the following:

    a. Average total earning assets have increased from $63.3 million at March 31, 1998 to $81.6 million at March 31, 1999. The net increase of $18.3 million represents a 28.9% increase over a twelve-month period. There can be no assurances, however, that this level of growth can be maintained.

    b. As a consequence to the increase in earning assets, interest income, the most significant of all revenue items, increased from $1,417,512 for the three-month period ended March 31, 1998 to $1,747,661 for the three-month period ended March 31, 1999. The increase of $330,149 represents a 23.3% increase over a twelve-month period. Again, there can be no assurances that the Company can continue to maintain this level of growth. Note that the yield on earning assets declined from 9.04% to 8.56% for the twelve-month periods ended March 31, 1998 and 1999, respectively. This was due to competitive pricing on loan products and to the general economic environment.

    c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

	The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

	(Dollars in 000's	)
      Interest                            Interest
  Earning Assets/          Average        Income/      Yield/
Bearing Liabilities        Balance         Cost         Cost
Federal funds sold       $   3,879       $     46       4.74%
Securities                   5,597             75       5.36%
Loans                       72,129          1,627       9.02%
                          --------        -------       ----
  Total                  $  81,605       $  1,747       8.56%
                          ========        =======       ====

Deposits and borrowings  $  79,067       $    794       4.02%
                          ========        =======       ====

Net interest income                      $    953
                                          =======

Net yield on earning assets                              4.67%
                                                         ====

Net interest income has increased from $764,845 for the three-month period ended March 31, 1998 to $952,872 for the three-month period ended March 31, 1999, a net increase of $188,027, or 24.6%. Note that the net yield on earning assets declined from 9.04% to 8.56% for the three-month periods ended March 31, 1998 and 1999, respectively, and that the cost of funds declined from 4.32% to 4.02% for the above periods.

    d. Other income has increased from $110,145 for the three-month period ended March 31, 1998 to $137,439 for the three-month period ended March 31, 1999. This increase is primarily due to the increase in volume of transaction accounts. Other income as a percentage of total assets declined slightly, from .61% to .60% for the three-month periods ended March 31, 1998 and 1999, respectively.

    e. Total operating expenses have increased from $457,109 for the three-month period ended March 31, 1998 to $607,711 for the three-month period ended March 31, 1999. Total operating expenses as a percentage of total assets increased from 2.55% to 2.66% over the one year span from March 31, 1998 to March 31, 1999. The increase in the above ratio is due primarily to the opening of a second banking facility in Thomasville, Georgia.

At December 31, 1998, the allowance for loan losses amounted to $868,477. By March 31, 1999, the allowance had grown to $916,471. Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, declined from 1.25% to 1.18% during the three-month period ended March 31, 1999. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


YEAR 2000

The Bank's executive management allocated resources in February, 1998 for the purpose of forming a Year 2000 committee. The committee was charged with developing and carrying out a comprehensive project plan to address Year 2000 issues. The committee reports progress to the Board of Directors on a monthly basis. The project plan incorporates guidelines set forth by the OCC, FRB and FFIEC. The awareness and assessment phases are complete. During the assessment phase a comprehensive inventory of all hardware, software, systems, service providers, vendors, correspondents and embedded chips systems utilized by the Bank was performed, with mission-critical areas given the highest priority. Due diligence is being performed and will continue to be an on-going process with each area to ensure vendor readiness. Renovation of vendor products is complete. The core bank processing vendor has provided the Company with a Year 2000 software warranty. In addition, the above vendor provided the Company with a copy of a certificate which it obtained from the Information Technology Association of America ("ITAA") stating that it is in compliance with ITAA guidelines and procedures relating to Year 2000 issues. Contingency plans, such as the selection of other vendors, have been formulated in the event that a vendor is not able to provide a Year 2000 compliant product within the Bank's established timeframes. The Company will develop and modify a "worst case scenario" contingency plan which will, among other things, anticipate that the Company's deposit customers will have increased demands for cash in the latter part of 1999. The plan also provides for copies of documents to be provided in case of equipment failure, manual posting of transactions, hiring of temporary additional personnel and telephone verification of information normally received by electronic means. The Company participated in user group testing with the core bank processing vendor. The Company will conduct on-site tests of the remaining mission-critical products where feasible. The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of its loan portfolio solely due to this issue. All material relationships have been identified to assess the inherent risks. The Company plans to work on a one-on-one basis with any borrower who has been identified as having a high Year 2000 risk exposure. The Bank has budgeted $25,000 for expenses associated with Year 2000 compliance. Less than $10,000 of the budgeted amount has been incurred to date. However, there can be no assurances that unforseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.


	PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits.
             -27.1 - Financial data schedule (for SEC use only).

        (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THOMASVILLE BANCSHARES, INC.
                             (Registrant)


Date: May 12, 1999       BY:  /s/ Stephen H. Cheney
      ---------------         ------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting Officer)

Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Thomasville Bancshares, Inc. unaudited consolidated financial statements for the period ended March 31, 1999 and 1998 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                            Amount
                                                          March 31,
                                                      1999         1998
  9-03(1)        Cash and due from banks          $ 4,026,407     1,611,332
  9-03(2)        Interest bearing deposits                  0             0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                 600,888     3,043,071
  9-03(4)        Trading account assets                     0             0
  9-03(6)        Investment and mortgage backed
                  securities held for sale          5,549,519     4,201,125
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                            0             0
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                              0             0
  9-03(7)        Loans                             77,814,863    59,916,316
  9-03(7)(2)     Allowance for losses                 916,471       690,596
  9-03(11)       Total assets                      91,398,825    71,477,138
  9-03(12)       Deposits                          80,430,386    64,107,050
  9-03(13)       Short-term borrowings                186,258             0
  9-03(15)       Other liabilities                    418,252       683,118
  9-03(16)       Long-term debt                             0             0
  9-03(19)       Preferred stock -
                  mandatory redemption                      0             0
  9-03(20)       Preferred stock -
                  no mandatory redemption                   0             0
  9-03(21)       Common stocks                      1,380,000     1,200,000
  9-03(22)       Other stockholders' equity         8,983,929     5,486,970
  9-03(23)       Total liabilities and
                  stockholders' equity             91,398,825    71,477,138
  9-04(1)        Interest and fees on loans         1,626,741     1,336,981
  9-04(2)        Interest and dividends
                  on investments                      120,920        80,531
  9-04(4)        Other interest income                      0             0
  9-04(5)        Total interest income              1,747,661     1,417,512
  9-04(6)        Interest on deposits                 794,789       649,253
  9-04(9)        Total interest expense               794,789       652,667
  9-04(10)       Net interest income                  952,872       764,845
  9-04(11)       Provision for loan losses             60,000        45,000
  9-04(13)(h)    Investment securities gains/losses         0             0
  9-04(14)       Other expenses                       607,711       457,109
  9-04(15)       Income/loss before income tax        422,600       372,881
  9-04(17)       Income/loss before
                  extraordinary items                 422,600       372,881
  9-04(18)       Extraordinary items, less tax              0             0
  9-04(19)       Cumulative change in
                  accounting principles                     0             0
  9-04(20)       Net income or loss                   255,600       213,281
  9-04(21)       Earnings per share - basic               .19           .18
  9-04(21)       Earnings per share - diluted             .18           .17
  I.B.5.         Net yield - interest earning
                  assets - actual                        4.67%        4.83%
  III.C.1(a)     Loans on non-accrual                 188,199            0
  III.C.1(b)     Accruing loans past due
                  90 days or more                      13,856            0
  III.C.1(c)     Troubled debt restructuring           66,129            0
  III.C.2.       Potential problem loans            1,488,874    1,088,000
  IV.A.1         Allowance for loan losses -
                  beginning of period                 868,477      644,913
  IV.A.2         Total chargeoffs                      13,193          684
  IV.A.3         Total recoveries                       1,187        1,367
  IV.A.4         Allowance for loan losses -
                  end of period                       916,471      690,596
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                      890,071      680,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                             0            0
  IV.B.3         Loan loss allowance - unallocated     26,400       10,596