Form 10QSB
period 1999-06-30
THOMASVILLE BANCSHARES INC
filed 1999-08-16
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 1999.

                              OR

___  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from ______________ to ________________

                         Commission File No. 0-25929

                         THOMASVILLE BANCSHARES, INC.
      -----------------------------------------------------------------
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

                                  (912) 226-3300
                  ------------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)

                                   Not Applicable
--------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

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

	Common stock, $1.00 par value per share 1,380,000 shares issued and outstanding as of August 12, 1999.

                                (Page 1 of 16)

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
    -----------------------------

                         THOMASVILLE BANCSHARES, INC.
                            Thomasville, Georgia
                         Consolidated Balance Sheets

                                       June 30,      December 31,
                                         1999           1998
ASSETS                                (Unaudited)    (Unaudited)
------                                -----------    -----------
Cash and due from banks              $  4,479,269     $ 3,145,678
Federal funds sold                      1,763,395       5,265,242
                                      -----------      ----------
  Total cash and cash equivalents    $  6,242,664     $ 8,410,920
Investment securities:
 Securities available-for-sale,
 at market value                        6,683,262       6,033,966
Loans, net                             85,983,216      68,869,563
Property & equipment, net               3,597,662       3,455,659
Other assets                            1,002,449         839,704
                                      -----------      ----------
  Total Assets                       $103,509,253     $87,609,812
                                      ===========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits
 Non-interest bearing deposits       $ 13,123,010     $10,470,065
 Interest bearing deposits             77,028,770      66,664,814
                                      -----------      ----------
  Total deposits                     $ 90,151,780     $77,134,879
Other liabilities                       2,715,060         365,709
                                      -----------      ----------
 Total Liabilities                   $ 92,866,840     $77,500,588
                                      -----------      ----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,380,000
 shares issued & outstanding at June
 30, 1999 and December 31, 1998      $  1,380,000     $ 1,380,000
Paid-in-capital                         7,966,961       7,955,261
Retained earnings                       1,313,647         744,224
Unrealized gain securities
 available-for-sale                       (18,195)         29,739
                                      -----------      ----------
 Total Shareholders' Equity          $ 10,642,413     $10,109,224
 Total Liabilities and                -----------      ----------
  Shareholders' Equity               $103,509,253     $87,609,812
                                      ===========      ==========

                Refer to notes to the financial statements.

                       THOMASVILLE BANCSHARES, INC.
                          Thomasville, Georgia
                     Consolidated Statements of Income

                                         For the three months
                                            ended June 30,
                                         --------------------
                                         1999            1998
                                         ----            ----
Interest income                       $1,928,631    $1,548,475
Interest expense                         856,773       702,449
                                       ---------     ---------
Net interest income                   $1,071,858    $  846,026
Provision for possible loan losses        70,000        51,000
                                       ---------     ---------
Net interest income after provision
 for possible loan losses             $1,001,858    $  795,026
                                       ---------     ---------
Other income
 Gain on sale of mortgage loans       $    2,252    $    4,269
 Service charges                          29,001        20,664
 Other fees                              141,355        83,116
 Rental income                             4,600         5,400
                                       ---------     ---------
  Total other income                  $  177,208    $  113,449
                                       ---------     ---------

Salaries and benefits                 $  321,565    $  255,888
Advertising and public relations          42,527        39,633
Depreciation                              56,316        37,129
Amortization                               2,131         2,806
Data processing                           11,045         8,722
Regulatory fees and assessments           11,139         8,845
Other operating expenses                 197,020       115,912
                                       ---------     ---------
  Total operating expenses            $  641,743    $  468,935
                                       ---------     ---------

Net income before taxes               $  537,323    $  439,540
Income taxes                             223,500       193,000
                                       ---------     ---------

Net income                            $  313,823    $  246,540
                                       ---------     ---------
Other comprehensive
 income, net of tax:
  Unrealized holding gains (losses)
   on securities available for sale      (35,339)          313
                                       ---------     ---------
Comprehensive income                  $  278,484    $  246,853
                                       =========     =========

Basic income per share                $      .22    $      .20
                                       =========     =========
Diluted income per share              $      .21    $      .19
                                       =========     =========

           Refer to notes to the consolidated financial statements.

                      THOMASVILLE BANCSHARES, INC.
                         Thomasville, Georgia
                   Consolidated Statements of Income

                                          For the six months
                                            ended June 30,
                                         --------------------
                                         1999            1998
                                         ----            ----
Interest income                       $3,676,292    $2,965,987
Interest expense                       1,651,562     1,355,116
                                       ---------     ---------
Net interest income                   $2,024,730    $1,610,871
Provision for possible loan losses       130,000        96,000
                                       ---------     ---------
Net interest income after provision
 for possible loan losses             $1,894,730    $1,514,871
                                       ---------     ---------
Other income
 Gain on sale of mortgage loans       $    3,093    $    6,417
 Service charges                          52,251        39,195
 Other fees                              247,803       167,182
 Rental income                            11,500        10,800
                                       ---------     ---------
  Total other income                  $  314,647    $  223,594
                                       ---------     ---------

Salaries and benefits                 $  631,963    $  505,722
Advertising and public relations          68,537        63,159
Depreciation                             109,306        73,278
Amortization                               8,987         5,612
Data processing                           29,550        17,938
Regulatory fees and assessments           22,195        17,579
Other operating expenses                 378,916       242,756
                                       ---------     ---------
  Total operating expenses            $1,249,454    $  926,044
                                       ---------     ---------

Net income before taxes               $  959,923    $  812,421
Income taxes                             390,500       352,600
                                       ---------     ---------
Net income                            $  569,423    $  459,821
                                       ---------     ---------
Other comprehensive
 income, net of tax:
  Unrealized holding gains (losses)
   on securities available for sale      (47,934)        5,609
                                       ---------     ---------
Comprehensive income                  $  521,489    $  465,430
                                       =========     =========


Basic income per share                $      .41    $      .38
                                       =========     =========
Diluted income per share              $      .39    $      .36
                                       =========     =========

       Refer to notes to the consolidated financial statements.

                   THOMASVILLE BANCSHARES, INC.
                      Thomasville, Georgia
               Consolidated Statements of Cash Flows
                         (Unaudited)


                                               For the six-month period
                                                    Ended June 30,
                                               ------------------------
                                                 1999           1998
                                                 ----           ----
Cash flows from operating activities:       $  1,006,589   $    810,417
                                             -----------    -----------
Cash flows from Investing Activities:
  Purchase of fixed assets                  $   (251,309)  $   (297,739)
  Maturities, calls,
   paydowns, securities, AFS                   2,710,000           - -
  Purchase of securities, AFS                 (3,418,484)          - -
  (Increase) in loans                        (17,243,653)   (11,554,655)
                                             -----------    -----------
Net cash used by investing activities       $(18,203,446)  $(11,852,394)
                                             -----------    -----------

Cash flows from Financing Activities:
  Options, restricted stock                 $     11,700   $       - -
  Increase in borrowings                       2,000,000           - -
  Increase in deposits                        13,016,901     10,636,203
                                             -----------    -----------
Net cash provided from financing activities $ 15,028,601   $ 10,636,203
                                             -----------    -----------

Net (decrease) in cash and cash equivalents $ (2,168,256)  $   (405,774)
Cash and cash equivalents,
 beginning of period                           8,410,920      4,029,952
                                             -----------    -----------
Cash and cash equivalents, end of period    $  6,242,664   $  3,624,178
                                             ===========    ===========

               Refer to notes to the financial statements.

                       THOMASVILLE BANCSHARES, INC.
                           Thomasville, Georgia
             Notes to Consolidated Financial Statements (Unaudited)
                              June 30, 1999


Note 1 - Basis of Presentation
------------------------------

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1998.


Note 2 - Summary of Organization
--------------------------------

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


Note 3 - Recent Accounting Pronouncements
-----------------------------------------

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


Item 2.	Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

Total consolidated assets increased by $15.9 million to $103.5 million during the six-month period ended June 30, 1999. The increase was generated through a $13.0 million increase in deposits, and $2.3 million and $.6 million increases in payables and retained profits, respectively. The Bank utilized the above funds to increase loans by $17.1 million.


Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customer. The June 30, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $6.2 million, representing 6.0% of total assets. Investment securities, which amounted to $6.7 million or 6.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. In addition, the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the six-month period ended June 30, 1999, total deposits increased from $77.1 million to $90.1 million, representing an annualized increase of 33.7%. There are no assurances, however, that this level of growth can be maintained. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's      Minimum required
                        June 30, 1999     by regulator
                        -------------   ----------------
Leverage ratio               10.2%             4.0%
Risk weighted ratio          13.5%             8.0%

As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.

Results of Operations
---------------------

For the three-month periods ended June 30, 1999 and 1998, net income amounted to $313,823 and $246,540, respectively. On a per share basis, basic and diluted income for the three-month period ended June 30, 1999 amounted to $.22 and $.21, respectively. For the three-month period ended June 30, 1998, basic and diluted income per share amounted to $.20 and $.19, respectively. The improvement in net income for the three-month period ended June 30, 1999 as compared to the three-month period ended June 30, 1998, is primarily due to the following:

  (i)	Net interest margin increased by approximately $226,000, due to a higher level of earning assets.

 (ii)	Non-interest income increased by approximately $64,000, due to both higher volumes and fees with respect to transaction accounts.

(iii)	The items above were more than adequate to cover a $173,000 increase in other operating expenses. The increase in other operating expenses was primarily due to (i) the hiring of new employees needed to service the increased volume in business and (ii) to other expenses, such as depreciation, supplies and postage, where the increases reflected the Company's growth.

Net income for the six-month period ended June 30, 1999 amounted to $569,423, or $.39 per diluted share. These results compare favorably to the June 30, 1998 net income of $459,821, or $.36 per diluted share. The primary reasons for the increase in net income are as follows:

	a. Average total earning assets have increased from $65.3 million at June 30, 1998 to $87.3 million at June 30, 1999. The net increase of
         $22.0 million represents a 33.7% increase over a twelve-month period. There can be no assurances, however, that this level of growth can be maintained.

	b. As a consequence to the increase in earning assets, interest income, the most significant of all revenue items, increased from $2,965,987 for the six-month period ended June 30, 1998 to $3,676,292 for the six-month period ended June 30, 1999. The increase of $710,305 represents a 23.9% increase over a twelve-month period. Again, there can be no assurances that the Company can continue to maintain this level of growth.

	c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

	The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

	(Dollars in 000's)
      Interest                            Interest
  Earning Assets/           Average        Income/      Yield/
Bearing Liabilities         Balance         Cost         Cost
-------------------         -------       --------      ------
Federal funds sold       $     4,120    $       97       4.71%
Securities                     5,559           152       5.43%
Loans                         77,612         3,427       8.83%
                          ----------     ---------       ----
  Total                  $    87,331    $    3,676       8.42%
                          ==========     =========       ====

Deposits and borrowings  $    83,688    $    1,651       3.95%
                          ==========     =========       ====

Net interest income                     $    2,025
                                         =========

Net yield on earning assets                              4.64%
                                                         ====

Net interest income has increased from $1,610,871 for the six-month period ended June 30, 1998 to $2,024,730 for the six-month period ended June 30, 1999, a net increase of $413,859, or 25.7%. Net yield on earning assets declined from 4.93% for the six-month period ended June 30, 1998 to 4.64% for the six-month period ended June 30, 1999. The lower yield on loans was the primary contributor to the above decline.

 	d. Other income has increased from $223,594 for the six-month period ended June 30, 1998 to $314,647 for the six-month period ended
         June 30, 1999. This increase is primarily due to the increase in volume of transaction accounts. Other income as a percentage of total assets has increased from .59% of total assets at June 30, 1998 to .61% of total assets at June 30, 1999.

	e. Total operating expenses have increased from $926,044 for the six-month period ended June 30, 1998 to $1,249,454 for the six-month period ended June 30, 1999. Despite the increase, however, total operating expenses as a percent of total assets declined from 2.43% to 2.41% over the one year span from June 30, 1998 to June
         30, 1999. The decline in the above ratio is an indication of an increased efficiency attained largely due to economies of scale.

At December 31, 1998, the allowance for loan losses amounted to $868,477. By June 30, 1999, the allowance had grown to $981,075. Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, declined from 1.25% to 1.13% during the six-month period ended June 30, 1999. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

Year 2000
---------

The Bank's executive management allocated resources in February, 1998 for the purpose of forming a Year 2000 committee. The committee was charged with developing and carrying out a comprehensive project plan to address Year 2000 issues. The committee reports progress to the Board of Directors on a monthly basis. The project plan incorporates guidelines set forth by the OCC, FRB and FFIEC. The awareness and assessment phases are complete. During the assessment phase a comprehensive inventory of all hardware, software, systems, service providers, vendors, correspondents and embedded chips systems utilized by the Bank was performed, with mission-critical areas given the highest priority. Due diligence is being performed and will continue to be an on-going process with each area to ensure vendor readiness. Renovation of vendor products is complete. The core bank processing vendor has provided the Company with a Year 2000 software warranty, and has received an independent certification from the Information Technology Association of America. The Company has participated in user group testing with its core bank processing vendor. On-site tests of mission-critical products were conducted in our Bank environment where feasible and no problems have been identified. Contingency plans are in place should there be disruptions outside the Bank's control. Management has developed a "Worst case scenario" contingency plan which will, among other things, anticipate that the Bank's deposit customers will have increased demands for cash in the latter part of 1999. The plan also provides for copies of documents to be produced in case of equipment failures, utilization of security personnel in case of security equipment failure, manual processing of transactions, hiring of temporary additional personnel and telephone verification of information normally received by electronic means. As of June 30, 1999, the Company has spent approximately $15,000 to upgrade its software and hardware systems to help ensure that its systems would be Year 2000 compliant. However, there can be no assurances that unforseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

                       PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The 1999 Annual Meeting of Shareholders of the Company was held on May 25, 1999. At the meeting, all nominees were elected.

The number of votes cast for and against the election of each nominee for director was as follows:

                              Votes      Votes      Votes
                               FOR      AGAINST    WITHHELD
                              -----     -------    --------
Charles A Balfour           1,022,715         0        300
Clifford S. Campbell, Jr.   1,022,715         0        300
Stephen H. Cheney           1,022,715         0        300
David O. Lewis              1,022,715         0        300
Diane W. Parker             1,022,715         0        300
David A. Cone               1,022,715         0        300
Randall L. Moore            1,022,715         0        300

Messrs. Balfour, Campbell, Cheney and Lewis were elected as Class I directors to serve for a term of three years and until their successors are elected and qualified. Ms. Parker was elected as a Class II director to serve for a term of one year and until her successor has been elected and qualified. Messrs. Cone and Moore were elected as Class III directors to serve for a term of two years and until their successors are elected and qualified.

In addition, the shareholders of the Company ratified the appointment of Francis & Co., CPAs as auditors for the Company and its subsidiary for the fiscal year ending December 31, 1999. The number of votes for and against the ratification of Francis & Co., CPAs was as follows:

                              Votes      Votes
                               FOR      AGAINST
                              -----     -------
                            1,021,415         0

No other matters were presented or voted for at the Annual Meeting.

The following persons did not stand for reelection to the Board at the 1998 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Charles E. Hancock, M.D., Charles H. Hodges, III, Harold L. Jackson, Charles W. McKinnon, Jr., Cochran A. Scott, Jr. and Richard L. Singletary, Jr.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

	(a)  Exhibits.
	     -27.1 - Financial data schedule (for SEC use only).

	(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THOMASVILLE BANCSHARES, INC.
                             ----------------------------------------
                             (Registrant)


Date: August 13, 1999    BY:  /s/ Stephen H. Cheney
      ---------------         ---------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and
                              Accounting Officer)

Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Thomasville Bancshares, Inc. unaudited consolidated financial statements for the period ended June 30, 1999 and 1998 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                            Amount
-----------    ----------------                            ------
                                                           June 30,
                                                      -----------------
                                                       1999         1998
                                                       ----         ----
  9-03(1)        Cash and due from banks           $ 4,479,269  $ 3,300,300
  9-03(2)        Interest bearing deposits                   0            0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                1,763,395      323,878
  9-03(4)        Trading account assets                      0            0
  9-03(6)        Investment and mortgage backed
                  securities held for sale           6,683,262    4,200,469
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                             0            0
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                               0            0
  9-03(7)        Loans                              86,964,291   65,659,785
  9-03(7)(2)     Allowance for losses                  981,075      734,217
  9-03(11)       Total assets                      103,509,253   76,290,532
  9-03(12)       Deposits                           90,151,780   68,638,615
  9-03(13)       Short-term borrowings               2,327,701            0
  9-03(15)       Other liabilities                     387,359      718,094
  9-03(16)       Long-term debt                              0            0
  9-03(19)       Preferred stock -
                  mandatory redemption                       0            0
  9-03(20)       Preferred stock -
                  no mandatory redemption                    0            0
  9-03(21)       Common stocks                       1,380,000    1,200,000
  9-03(22)       Other stockholders' equity          9,262,413    5,733,823
  9-03(23)       Total liabilities and
                  stockholders' equity             103,509,253   76,290,532
  9-04(1)        Interest and fees on loans          3,426,726    2,818,220
  9-04(2)        Interest and dividends
                  on investments                       249,566      147,767
  9-04(4)        Other interest income                                    0
  9-04(5)        Total interest income               3,676,292    2,965,987
  9-04(6)        Interest on deposits                1,627,694    1,343,936
  9-04(9)        Total interest expense              1,651,562    1,355,116
  9-04(10)       Net interest income                 2,024,730    1,610,871
  9-04(11)       Provision for loan losses             130,000       96,000
  9-04(13)(h)    Investment securities gains/losses          0            0
  9-04(14)       Other expenses                      1,249,454      926,044
  9-04(15)       Income/loss before income tax         959,923      812,421
  9-04(17)       Income/loss before
                  extraordinary items              $   959,923  $   812,421
  9-04(18)       Extraordinary items, less tax               0            0
  9-04(19)       Cumulative change in
                  accounting principles                      0            0
  9-04(20)       Net income or loss                    569,423      459,821
  9-04(21)       Earnings per share - basic                .41          .38
  9-04(21)       Earnings per share - diluted              .39          .36
  I.B.5.         Net yield - interest earning
                  assets - actual                         4.64%        4.93%
  III.C.1(a)     Loans on non-accrual                  196,132        8,344
  III.C.1(b)     Accruing loans past due
                  90 days or more                       18,460            0
  III.C.1(c)     Troubled debt restructuring           161,282            0
  III.C.2.       Potential problem loans             1,709,193    1,489,410
  IV.A.1         Allowance for loan losses -
                  beginning of period                  868,477      644,913
  IV.A.2         Total chargeoffs                       18,807        9,871
  IV.A.3         Total recoveries                        1,405        3,175
  IV.A.4         Allowance for loan losses -
                  end of period                        981,075      734,217
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                       892,656      720,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0            0
  IV.B.3         Loan loss allowance - unallocated      88,419       14,217