Form 10QSB
period 1999-09-30
THOMASVILLE BANCSHARES INC
filed 1999-11-15
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--- 	EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 1999.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    -----------
                  Commission File No. 0-25929

                THOMASVILLE BANCSHARES, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


        Georgia                          58-2175800
------------------------   --------------------------------------
(State of Incorporation)   (I.R.S. Employer Identification No.)

     301 North Broad Street, Thomasville, Georgia  31792
-----------------------------------------------------------------
              (Address of Principal Executive Offices)

                          (912) 226-3300
 ----------------------------------------------------------------
          (Issuer's Telephone Number, Including Area Code)

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

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares out-standing of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, $1.00 par value per share 1,380,000 shares issued and outstanding as of November 10, 1999.

                                    (Page 1 of 16)

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
    -----------------------------

                    THOMASVILLE BANCSHARES, INC.
                       Thomasville, Georgia
                     Consolidated Balance Sheets

                                     September 30,   December 31,
                                         1999           1998
ASSETS                                (Unaudited)    (Unaudited)
------                                -----------    -----------

Cash and due from banks              $  3,622,104     $ 3,145,678
Federal funds sold                      5,508,410       5,265,242
                                      -----------      ----------
  Total cash and cash equivalents    $  9,130,514     $ 8,410,920
Investment securities:
 Securities available-for-sale,
 at market value                        6,570,113       6,033,966
Loans, net                             85,893,572      68,869,563
Property & equipment, net               3,648,845       3,455,659
Other assets                            1,136,689         839,704
                                      -----------      ----------
  Total Assets                       $106,379,733     $87,609,812
                                      ===========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
 Non-interest bearing deposits       $ 11,155,420     $10,470,065
 Interest bearing deposits             81,437,354      66,664,814
                                      -----------      ----------
  Total deposits                     $ 92,592,774     $77,134,879
FHLB borrowings                         2,000,000            - -
Other liabilities                         808,074         365,709
                                      -----------      ----------
 Total Liabilities                   $ 95,400,848     $77,500,588
                                      -----------      ----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,380,000
 shares issued & outstanding at June
 30, 1999 and December 31, 1998      $  1,380,000     $ 1,380,000
Paid-in-capital                         7,966,961       7,955,261
Retained earnings                       1,658,600         744,224
Unrealized gain securities
 available-for-sale                       (26,676)         29,739
                                      -----------      ----------
 Total Shareholders' Equity          $ 10,978,885     $10,109,224
                                      -----------      ----------
 Total Liabilities and
  Shareholders' Equity               $106,379,733     $87,609,812
                                      ===========      ==========

                 Refer to notes to the financial statements.


                        THOMASVILLE BANCSHARES, INC.
                            Thomasville, Georgia
                     Consolidated Statements of Income
                               (Unaudited)

                                         Three months ended
                                            September 30,
                                         ------------------
                                         1999          1998
                                         ----          ----
Interest income                       $2,040,680    $1,641,867
Interest expense                         934,455       785,743
                                       ---------     ---------
Net interest income                   $1,106,225    $  856,124

Provision for possible loan losses        90,000        51,000
                                       ---------     ---------
Net interest income after provision
 for possible loan losses             $1,016,225    $  805,124
                                       ---------     ---------
Other income
 Gain on sale of mortgage loans       $    1,970    $    1,541
 Service charges                          43,875        21,043
 Other fees                              142,974       120,877
 Rental income                             6,900         5,400
                                       ---------     ---------
  Total other income                  $  195,719    $  148,861
                                       ---------     ---------

Salaries and benefits                 $  341,125    $  271,103
Advertising and public relations          45,843        43,289
Depreciation                              66,392        39,814
Amortization                               2,131         2,806
Data processing                            5,322         9,321
Regulatory fees and assessments           12,359         9,281
Other operating expenses                 176,819       132,993
                                       ---------     ---------
  Total operating expenses            $  649,991    $  508,607
                                       ---------     ---------
Net income before taxes               $  561,953    $  445,378
Income taxes                             217,000       178,500
                                       ---------     ---------
Net income after taxes                $  344,953    $  266,878
                                       ---------     ---------
Other comprehensive
 income, net of tax:
  Unrealized holding gains (losses)
   on securities available for sale       (8,481)       16,883
                                       ---------     ---------
Comprehensive income                  $  336,472    $  283,761
                                       =========     =========

Basic income per share                $      .25    $      .21
                                       =========     =========

Diluted income per share              $      .24    $      .20
                                       =========     =========

	Refer to notes to the consolidated financial statements.


                       THOMASVILLE BANCSHARES, INC.
                           Thomasville, Georgia
                     Consolidated Statements of Income
                               (Unaudited)

                                         Nine months ended
                                            September 30,
                                         -------------------
                                         1999           1998
                                         ----           ----

Interest income                       $5,716,972     $4,607,854
Interest expense                       2,586,017      2,140,859
                                       ---------      ---------
Net interest income                   $3,130,955     $2,466,995

Provision for possible loan losses       220,000        147,000
                                       ---------      ---------
Net interest income after provision
 for possible loan losses             $2,910,955     $2,319,995
                                       ---------      ---------
Other income
 Gain on sale of mortgage loans       $    5,063     $    7,958
 Service charges                          96,126         60,238
 Other fees                              390,777        288,059
 Rental income                            18,400         16,200
                                       ---------      ---------
  Total other income                  $  510,366     $  372,455
                                       ---------      ---------

Salaries and benefits                 $  973,088     $  776,825
Advertising and public relations         114,380        106,448
Depreciation                             175,698        113,092
Amortization                              11,118          8,418
Data processing                           34,872         27,259
Regulatory fees and assessments           34,554         26,860
Other operating expenses                 555,735        375,749
                                       ---------      ---------
  Total operating expenses            $1,899,445     $1,434,651
                                       ---------      ---------

Net income before taxes               $1,521,876     $1,257,799
Income taxes                             607,500        531,100
                                       ---------      ---------
Net income after taxes                $  914,376     $  726,699
                                       ---------      ---------
Other comprehensive
 income, net of tax:
  Unrealized holding gains (losses)
   on securities available for sale      (56,415)        22,492
                                       ---------      ---------
Comprehensive income                  $  857,961     $  749,191
                                       =========      =========

Basic income per share                $      .66     $      .59
                                       =========      =========

Diluted income per share              $      .64     $      .57
                                       =========      =========

	Refer to notes to the consolidated financial statements.


                        THOMASVILLE BANCSHARES, INC.
                           Thomasville, Georgia
                   Consolidated Statements of Cash Flows
                              (Unaudited)


                                               Nine months ended
                                                  September 30,
                                               ------------------
                                                  1999          1998
                                                  ----          ----

Cash flows from operating activities:       $  1,455,454   $    569,567
                                             -----------    -----------
 Cash flows from Investing Activities:
  Purchase of fixed assets                  $   (368,884)  $   (433,820)
  Maturities, paydowns on securities AFS       3,925,172       (243,900)
  Purchase of securities AFS                  (4,517,734)          - -
  (Increase) in loans                        (17,244,009)   (13,467,001)
                                             -----------    -----------
Net cash used by investing activities       $(18,205,455)  $(14,144,721)
                                             -----------    -----------
Cash flows from Financing Activities:
  Increase in borrowings                    $  2,000,000   $       - -
  Options, restricted stock                       11,700           - -
  Sale of common stock                              - -       2,691,000
  Increase in deposits                        15,457,895     13,373,629
                                             -----------    -----------
Net cash provided from financing activities $ 17,469,595   $ 16,064,629
                                             -----------    -----------

Net increase in cash and cash equivalents $ 719,594 $ 2,489,475 Cash and cash equivalents,
 beginning of period                           8,410,920      4,029,952
                                             -----------    -----------
Cash and cash equivalents, end of period    $  9,130,514   $  6,519,427
                                             ===========    ===========

                   Refer to notes to the financial statements.


                       THOMASVILLE BANCSHARES, INC.
                           Thomasville, Georgia
           Notes to Consolidated Financial Statements (Unaudited)
                           September 30, 1999


Note 1 - Basis of Presentation

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December
31, 1999. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1998.


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


Note 3 - Recent Accounting Pronouncements

	Beginning January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. This Statement establishes standards for the method that public entities are to use when reporting information about operating segments in annual financial statements and requires that those enterprise reports be issued to shareholders, beginning with annual financial statements in 1998 and for interim and annual financial statements thereafter. SFAS 131 also established standards for related disclosures about products and services, geographic area and major customers.

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


Item 2.	Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------------------
Results of Operations
---------------------

Total consolidated assets increased by $18.8 million to $106.4 million during the nine-month period ended September 30, 1999. The increase was generated through a $15.5 million increase in deposits, a $2.0 million increase in borrowings, a $.4 million increase in payables, and a $.9 million increase in retained earnings. The Bank utilized the above funds to increase loans by $17.1 million, cash and cash equivalents by $.7 million, securities by $.5 million and all other asset categories by $.5 million.


Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $9.1 million, representing 8.6% of total assets. Investment securities, which amounted to $6.6 million or 6.2% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. In addition, the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 1999, total deposits increased from $77.1 million to $92.6 million, representing an annualized increase of 26.8%. There are no assurances, however, that this level of growth can be maintained. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, ommitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                                 Bank's         Minimum required
                           September 30, 1999     by regulator
                           ------------------   ----------------
     Leverage ratio               10.6%             4.0%
     Risk weighted ratio          14.2%             8.0%

As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.

Results of Operations
---------------------

For the three-month periods ended September 30, 1999 and 1998, net income amounted to $344,953 and $266,878, respectively. On a per share basis, basic and diluted income for the three-month period ended September 30, 1999 amounted to $.25 and $.24, respectively. For the three-month period ended September 30, 1998, basic and diluted income per share amounted to $.21 and $.20, respectively. The improvement in net income for the three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998, is primarily due to the following:

(i) Net interest margin increased by approximately $250,000, due to a higher level of earning assets.

(ii) Non-interest income increased by approximately $47,000, due to both higher volumes and fees with respect to transaction accounts.

(iii) The items above were more than adequate to cover a $140,000 increase in other operating expenses. The increase in other operating expenses was primarily due to (a) the hiring of new employees needed to service the increased volume in business and (b) other expenses, such as depreciation, supplies and postage, where the increases reflected the Company's growth.

Net income for the nine-month period ended September 30, 1999 amounted to $914,376, or $.64 per diluted share. These results compare favorably to the September 30, 1998 net income of $726,699, or $.57 per diluted share. The primary reasons for the increase in net income for the nine-month period ended September 30, 1999 as compared to the nine-month period ended September 30, 1998 are as follows:

   a. Average total earning assets have increased from $68.0 million at September 30, 1998 to $90.7 million at September 30, 1999. The net increase of $22.7 million represents a 33.4% increase over a twelve-month period. There can be no assurances, however, that this level of growth can be maintained.

   b. As a consequence of the increase in earning assets, interest income, the most significant of all revenue items, increased from $4,607,854 for the nine-month period ended September 30, 1998 to $5,716,972 for the nine-month period ended September 30, 1999. The increase of $1,109,118 represents a 24.1% increase over a twelve-month period. Again, there can be no assurances that the Company can continue to maintain this level of growth.

   c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

                            (Dollars in 000's)
           Interest                            Interest
       Earning Assets/           Average        Income/      Yield/
     Bearing Liabilities         Balance         Cost         Cost
     -------------------         -------       --------      ------
     Federal funds sold       $     4,342    $      158       4.85%
     Securities                     5,874           243       5.51%
     Loans                         80,501         5,316       8.80%
                               ----------     ---------       ----
       Total                  $    90,717    $    5,717       8.40%
                               ----------     ---------       ----

     Deposits and borrowings  $    87,010    $    2,586       3.96%
                               ----------     ---------       ----
     Net interest income                     $    3,131
                                              =========
     Net yield on earning assets                              4.60%
                                                              ====

Net interest income has increased from $2,466,995 for the nine-month period ended September 30, 1998 to $3,130,950 for the nine-month period ended September 30, 1999, a net increase of $663,960, or 26.9%. Net yield on earning assets declined from 4.84% for the nine-month period ended September 30, 1998 to 4.60% for the nine-month period ended September 30, 1999. The lower yield on loans was the primary contributor to the above decline.

   d. Other income has increased from $372,455 for the nine-month period ended September 30, 1998 to $510,366 for the nine-month period ended September 30, 1999. This increase is primarily due to the increase in volume of transaction accounts. Other income as a percentage of total assets has increased from .60% of total assets at September 30, 1998 to .64% of total assets at September 30, 1999.

   e. Total operating expenses have increased from $1,434,651 for the nine-month period ended September 30, 1998 to $1,899,445 for the nine-month period ended September 30, 1999. Total operating expenses as a percentage of total assets increased from 2.34% to 2.38% over the one year span from September 30, 1998 to September 30, 1999. The increase in total operating expenses is due to higher personnel costs, professional expenses, depreciation, etc.

At December 31, 1998, the allowance for loan losses amounted to $868,477. By September 30, 1999, the allowance had grown to $1,004,368. Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, declined from 1.25% to 1.16% during the nine-month period ended September 30, 1999. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


Year 2000
---------

The Bank's executive management allocated resources in February, 1998 for the purpose of forming a Year 2000 committee. The committee was charged with developing and carrying out a comprehensive project plan to address Year 2000 issues. The committee reports progress to the Board of Directors on a monthly basis. The project plan incorporates guidelines set forth by the OCC, FRB and FFIEC. The awareness and assessment phases are complete. During the assessment phase a comprehensive inventory of all hardware, software, systems, service providers, vendors, correspondents and embedded chips systems utilized by the Bank was performed, with mission-critical areas given the highest priority.
Due diligence is being performed and will continue to be an on-going process with each area to ensure vendor readiness. Renovation of vendor products is complete. The core bank processing vendor has provided the Company with a Year 2000 software warranty, and has received an independent certification from the Information Technology Association of America. The Company has participated in user group testing with its core bank processing vendor. On-site tests of mission-critical products were conducted in our Bank environment where feasible and no problems have been identified. Contingency plans are in place should there be disruptions outside the Bank's control. Management has developed a "Worst case scenario" contingency plan which will, among other things, anticipate that the Bank's deposit customers will have increased demands for cash in the latter part of 1999. The plan also provides for copies of documents to be produced in case of equipment failures, utilization of security personnel in case of security equipment failure, manual processing of transactions, hiring of temporary additional personnel and telephone verification of information normally received by electronic means. As of September 30, 1999, the Company has spent approximately $15,000 to upgrade its software and hardware systems to help ensure that its systems would be Year 2000 compliant. However, there can be no assurances that unforseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

		(a)  Exhibits.
		     -27.1 - Financial data schedule (for SEC use only).

            (b) Reports on Form 8-K.  There were no reports on Form 8-K filed during the quarter ended September 30, 1999.



                              SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             THOMASVILLE BANCSHARES, INC.
                             ------------------------------------------------
                             (Registrant)


Date: November 10, 1999  BY:  /s/ Stephen H. Cheney
                             ------------------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting Officer)



  Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Thomasville Bancshares, Inc. unaudited consolidated financial statements for the period ended September 30, 1999 and 1998 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                            Amount
-----------    ----------------                          September 30,
                                                      -----------------
                                                       1999         1998
                                                       ----         ----
  9-03(1)        Cash and due from banks          $  3,622,104  $ 3,467,963
  9-03(2)        Interest bearing deposits                   0            0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                5,508,410    3,051,464
  9-03(4)        Trading account assets                      0            0
  9-03(6)        Investment and mortgage backed
                  securities held for sale           6,610,530    4,468,806
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                             0            0
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                               0            0
  9-03(7)        Loans                              86,897,940   67,555,740
  9-03(7)(2)     Allowance for losses                1,004,368      768,826
  9-03(11)       Total assets                      106,379,733   81,912,146
  9-03(12)       Deposits                           92,592,774   71,376,041
  9-03(13)       Short-term borrowings               2,344,890            0
  9-03(15)       Other liabilities                     463,184      612,120
  9-03(16)       Long-term debt                              0            0
  9-03(19)       Preferred stock -
                  mandatory redemption                       0            0
  9-03(20)       Preferred stock -
                  no mandatory redemption                    0            0
  9-03(21)       Common stocks                       1,380,000    1,379,400
  9-03(22)       Other stockholders' equity          9,598,885    8,544,585
  9-03(23)       Total liabilities and
                  stockholders' equity             106,379,733   81,912,146
  9-04(1)        Interest and fees on loans          5,362,927    4,361,759
  9-04(2)        Interest and dividends
                  on investments                       345,045      246,095
  9-04(4)        Other interest income                       0            0
  9-04(5)        Total interest income               5,716,972    4,607,854
  9-04(6)        Interest on deposits                 ,   ,       2,129,313
  9-04(9)        Total interest expense              2,586,017    2,140,859
  9-04(10)       Net interest income                 3,130,955    2,466,995
  9-04(11)       Provision for loan losses             220,000      147,000
  9-04(13)(h)    Investment securities gains/losses          0            0
  9-04(14)       Other expenses                      1,899,445    1,434,651
  9-04(15)       Income/loss before income tax       1,521,876    1,257,799
  9-04(17)       Income/loss before
                  extraordinary items             $  1,521,876  $ 1,257,799
  9-04(18)       Extraordinary items, less tax               0            0
  9-04(19)       Cumulative change in
                  accounting principles                      0            0
  9-04(20)       Net income or loss                    914,376      726,699
  9-04(21)       Earnings per share - basic                .66          .59
  9-04(21)       Earnings per share - diluted              .64          .57
  I.B.5.         Net yield - interest earning
                  assets - actual                         4.60%        4.84%
  III.C.1(a)     Loans on non-accrual                  189,643            0
  III.C.1(b)     Accruing loans past due
                  90 days or more                        4,995        7,441
  III.C.1(c)     Troubled debt restructuring           186,385            0
  III.C.2.       Potential problem loans             1,316,638      788,932
  IV.A.1         Allowance for loan losses -
                  beginning of period                  868,477      644,913
  IV.A.2         Total chargeoffs                       85,663       26,492
  IV.A.3         Total recoveries                        1,554        3,405
  IV.A.4         Allowance for loan losses -
                  end of period                      1,004,368      768,826
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                       980,000      751,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0            0
  IV.B.3         Loan loss allowance - unallocated      24,368       17,826