Form 10KSB
period 1999-12-31
THOMASVILLE BANCSHARES INC
filed 2000-03-30
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                 -------------------------------------------------

                                 FORM 10-KSB
                 -------------------------------------------------

                   Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended December 31, 1999
                 -------------------------------------------------

                           Commission File Number 0-25929

                           THOMASVILLE BANCSHARES, INC.

                                A Georgia Corporation
                    (IRS Employer Identification No.58-2175800)
                              301 North Broad Street
                            Thomasville, Georgia 31792
                                  (912) 226-3300
                 -------------------------------------------------

                 Securities Registered Pursuant to Section 12(b)
                     of the Securities Exchange Act of 1934:

                                       None
                 -------------------------------------------------

                  Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                        Common Stock, $1.00 par value
                 -------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                          ___       ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Revenue for the fiscal year ended December 31, 1999:   $8,534,444
                                                      ------------

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (1,088,352 shares) on March 24, was $21,767,040. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the Common Stock of the Registrant based on recent sales of the Common Stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 24, 2000: 1,380,000 shares of $1.00 par value Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with its 2000 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this Report.

Transitional Small Business Disclosure Format (check one)
Yes       No  X
    ----     ----


                                    PART I


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 1.  Description of Business
------   -----------------------

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

	The Bank commenced operations on October 2, 1995 in a temporary facility located at 108 Washington Street in Thomasville, Georgia. On January 6, 1997, the Bank moved into its permanent facility located at 301 North Broad Street.
 The permanent facility contains approximately 8,500 square feet of finished space and an additional 2,000 square feet of unfinished space which may be built out in the future should the Bank require additional space for expansion. The building contains a lobby, vault, eight offices, four teller stations, three drive-in windows, a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations. In October 1998, the Company opened a branch of the Bank at 1320 Remington Avenue in Thomasville, Georgia. The branch facility contains 2,400 square feet of space. The branch contains a lobby, four inside teller stations, three drive-up windows and a drive-up ATM.

	The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest-bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.


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

	The populations of Thomasville and Thomas County are approximately 22,500 and 42,500, respectively. The median household income in Thomas County in 1999 was $22,500 and the unemployment rate was 4% as of December 1999. Real estate values in the Bank's market area have appreciated over the last five years.

	Competition among financial institutions in the Bank's primary service area is intense. There are three commercial banks and a total of ten branches in Thomasville and four additional branches in smaller communities in Thomas County. In addition, there is one savings and loan association in Thomasville. There are also five credit unions headquartered in Thomas County.

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


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

	The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1999 and 1998. This presentation includes all major categories of interest earning assets and interest bearing liabilities:


                       AVERAGE CONSOLIDATED ASSETS

                                          Year Ended          Year Ended
                                         December 31,        December 31,
                                             1999                1998
                                             ----                ----

     Cash and due from banks             $  3,447,332         $ 2,548,585
     Tax-exempt securities                    500,000             500,000
     Taxable securities                     5,663,640           4,012,503
     Federal funds sold                     4,702,377           2,654,366
     Net loans                             81,613,939          63,128,467
                                          -----------          ----------
        Total earning assets               92,479,956          70,295,336
     Other assets                           4,637,469           3,556,620
                                          -----------          ----------
        Total assets                     $100,564,757         $76,400,451
                                          ===========          ==========

            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                          Year Ended          Year Ended
                                         December 31,        December 31,
                                             1999                1998
                                             ----                ----

     Non interest-bearing deposits       $ 11,472,176         $  9,595,481
     NOW and money market deposits         34,275,892           22,533,367
     Savings deposits                       2,447,441            1,526,434
     Time deposits                         39,147,684           34,177,792
     Other borrowing                        1,659,585              313,277
     Other liabilities                        908,966              428,640
                                          -----------          -----------
       Total liabilities                 $ 89,911,744         $ 68,574,991
     Stockholders' equity                  10,653,013            7,825,550
                                          -----------          -----------
       Total liabilities
        and stockholders' equity         $100,564,757         $ 76,400,541
                                          ===========          ===========

	The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest earning asset and each major category of interest bearing liability:


                                          Year Ended December 31, 1998
                                          ----------------------------
                                         Average       Interest     Average
           Assets                        Amount         Earned       Yield
           ------                        -------       --------     -------

   Tax-exempt securities               $   500,000     $   16,308     5.00%(3)
   Taxable securities                    5,663,640        325,763     5.75%
   Federal funds sold                    4,702,377        236,801     5.04%
   Net loans                            81,613,939(1)   7,340,869(2)  8.99%
                                        ----------      ---------
    Total earning assets               $92,479,956     $7,919,936     8.56%
                                        ==========      =========

                                         Average       Interest     Average
         Liabilities                     Amount          Paid       Rate Paid
         -----------                     -------       --------     ---------

   NOW and money market deposits       $34,275,892     $1,258,287     3.67%
   Savings deposits                      2,447,441         73,461     3.00%
   Time deposits                        39,147,684      2,165,128     5.53%
   Other borrowings                      1,659,585         83,656     5.04%
                                        ----------      ---------
    Total interest-bearing liabilities $77,530,602     $3,580,532     4.62%
                                        ==========      =========

   Net yield on earning assets                                        4.69%
                                                                      ====

----------------------
(1)  At December 31, 1999, $143,597 in loans were not accruing interest.
(2) Interest earned on net loans includes $225,419 in loan fees and loan service fees.
(3)  The average yield on tax-exempt securities is tax equivalent.


                                          Year Ended December 31, 1998
                                          ----------------------------
                                         Average       Interest     Average
           Assets                        Amount         Earned       Yield
           ------                        -------       --------     -------

   Tax-exempt securities               $   500,000     $   16,400     4.97%(3)
   Taxable securities                    4,012,503        229,106     5.71%
   Federal funds sold                    2,654,366        136,981     5.16%
   Net loans                            63,128,467(1)   6,003,022(2)  9.51%
                                        ----------      ---------
    Total earning assets               $70,295,336     $6,385,509     9.08%
                                        ==========      =========

                                         Average       Interest     Average
         Liabilities                     Amount          Paid       Rate Paid
         -----------                     -------       --------     ---------

   NOW and money market deposits       $22,533,367     $  879,373     3.90%
   Savings deposits                      1,526,434         52,100     3.41%
   Time deposits                        34,177,792      2,019,206     5.91%
   Other borrowings                        313,277         16,115     5.14%
                                        ----------      ---------
    Total interest-bearing liabilities $58,550,870     $2,966,794     5.07%
                                        ==========      =========

   Net yield on earning assets                                        4.86%
                                                                      ====

----------------------
(1)  At December 31, 1998, $104,826 in loans were not accruing interest.
(2) Interest earned on net loans includes $190,850 in loan fees and loan service fees.
(3)  The average yield on tax-exempt securities is tax equivalent.


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

                                      Year Ended December 31, 1999
                                             Compared to
                                      Year Ended December 31, 1998
                                      ----------------------------
                                Increase (decrease) due to:
                                     Volume        Rate         Total
                                     ------        ----         -----
Interest earned on:
   Tax-exempt securities           $   --       $     103    $      103
   Taxable securities                  95,039       1,618        96,657
   Federal funds sold                 102,922      (3,102)       99,820
   Net loans                        1,645,025    (307,178)    1,337,847
                                    ---------    --------     ---------
      Total interest income        $1,842,986   $(308,559)   $1,534,427
                                    ---------    --------     ---------

   Interest paid on:
   NOW and money market deposit       427,268     (48,354)      378,914
   Savings deposits                    26,677      (5,316)       21,361
   Time deposits                      261,591    (115,669)      145,922
   Other borrowings                    67,848        (307)       67,541
                                    ---------    --------     ---------
      Total interest expense          783,384    (169,646)      613,738
                                    ---------    --------     ---------
Change in net interest income      $1,059,602   $(138,913)   $  920,689
                                    =========    ========     =========


                                      Year Ended December 31, 1998
                                             Compared to
                                      Year Ended December 31, 1997
                                      ----------------------------
                                Increase (decrease) due to:
                                     Volume        Rate         Total
                                     ------        ----         -----
Interest earned on:
   Tax-exempt securities           $   15,370   $      11    $   15,381
   Taxable securities                  31,892      (3,057)       28,835
   Federal funds sold                 (40,136)    (15,968)      (56,104)
   Net loans                        1,858,117     (30,309)    1,827,808
                                    ---------    --------     ---------
      Total interest income        $1,865,243   $ (49,323)   $1,815,920
                                    ---------    --------     ---------

   Interest paid on:
   NOW and money market deposit       215,094      13,911       229,005
   Savings deposits                    18,044        (684)       17,360
   Time deposits                      665,970      16,197       682,167
   Other borrowings                    (5,542)      4,149        (1,393)
                                    ---------    --------     ---------
      Total interest expense          893,566      33,573       927,139
                                    ---------    --------     ---------
   Change in net interest income   $  971,677   $ (82,896)   $  888,781
                                    =========    ========     =========


DEPOSITS

	The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are resi-dents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

	The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                 Year Ended              Year Ended
                              December 31, 1999        December 31, 1998
                            ---------------------    --------------------
                             Average     Average     Average     Average
  Deposit Category           Amount     Rate Paid    Amount     Rate Paid
  ----------------           -------    ---------    -------    ---------
  Non interest-bearing
    demand deposits        $11,472,176     N/A      $ 9,595,481    N/A
  NOW and money
    market deposits         34,275,892    3.67%      22,533,367   3.90%
  Savings deposits           2,447,441    3.00%       1,526,434   3.41%
  Time deposits             39,147,684    5.53%      34,177,792   5.91%

	The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1999:

                                         Time Certificate
                                           of Deposits
                                         ----------------
             3 months or less              $ 5,067,110
             3-6 months                      6,225,069
             6-12 months                     3,588,408
             over 12 months                  1,958,438
                                            ----------
               Total                       $16,839,025
                                            ==========


LOAN PORTFOLIO

	The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 1999, the Bank had a legal lending limit for unsecured loans of up to $1,601,212 to any one person. See "Supervision and Regulation."

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

	The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such periods:

                                              As of               As of
Type of Loan                            December 31, 1999   December 31, 1998
------------                            -----------------   -----------------
Commercial, financial and agricultural      $23,337,703        $17,866,367
Real estate-construction                      4,853,604          3,622,240
Real estate-mortgage                         55,029,655         41,785,089
Installment and
  other loans to individuals                  8,011,645          6,464,344
                                             ----------         ----------
Subtotal                                     91,232,607         69,738,040
Less: Allowance for possible loan losses     (1,109,707)          (868,477)
                                             ----------         ----------
  Total (net of allowances)                 $90,122,900        $68,869,563
                                             ==========         ==========

	The following is a presentation of an analysis of maturities of loans as of December 31, 1999:

                             Due in 1    Due After 1 to   Due After
Type of Loan               Year of Less     5 Years        5 Years      Total
------------               ------------  --------------   ----------    -----
                                              (In thousands)
Commercial, financial
  and agricultural           $15,490        $7,327          $521       $23,338
Real estate-construction       4,705           149           --          4,854
                              ------         -----           ---        ------
   Total                     $20,195        $7,476          $521       $28,192
                              ======         =====           ===        ======

	For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 1999:

                             Due in 1    Due After 1 to   Due After
Type of Loan               Year of Less     5 Years        5 Years      Total
------------               ------------  --------------   ----------    -----
                                              (In thousands)
Predetermined interest rate  $ 7,948        $4,421          $169       $12,538
Floating interest rate        12,247         3,055           352        15,654
                              ------         -----           ---        ------
   Total                     $20,195        $7,476          $521       $28,192
                              ======         =====           ===        ======

	As of December 31, 1999 and 1998, $143,597 and $104,826 in loans, respectively, were not accruing interest. At December 31, 1999 and 1998, $791,039 and $104,826 in loans, respectively, were considered to be impaired.
Of the above impaired loans, six loans with a principal balance of $647,442 at December 31, 1999 and zero loans at December 31, 1998 were defined as "troubled debt restructuring." As of December 31, 1999, two loans amounting to approximately $10,819 were contractually past due over 90 days as to principal and interest payments. These loans are still accruing interest as they are well secured and in the process of collection.

	As of December 31, 1999, except for thirteen loans in the amount of $906,122 which were criticized as special mention, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

	Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. At December 31, 1999, two loans with a principal balance of $10,819 were over 90 days past due but still accruing interest. There were no loans over 90 days past due and still accruing interest at December 31, 1998.


SUMMARY OF LOAN LOSS EXPERIENCE

	An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

               Analysis of the Allowance for Possible Loan Losses

                                                      Year ended
                                                      December 31,
                                                    ----------------
                                                     1999          1998
                                                     ----          ----

   Balance at beginning of period                 $  868,477      $644,913
                                                   ---------       -------

   Charge-offs:
    Installment and other loans to individuals    $  (50,451)     $(32,817)
    Commercial, financial, agricultural              (76,060)         --

   Recoveries                                          2,741         3,292
                                                   ---------       -------
   Net charge-offs                                $ (123,770)     $(27,436)
                                                   ---------       -------
   Additions charged to operations                   365,000       251,000
                                                   ---------       -------
   Balance at end of period                       $1,109,707      $868,477
                                                   =========       =======

   Ratio of net charge-offs during the
    period to average loans outstanding
    during the period                                 0.15%         0.04%
                                                      =====         =====

	At December 31, 1999 the allowance was allocated as follows:

                                                 Percent of loans in each
                                       Amount    category to total loans
                                       ------    ------------------------
   Commercial, financial
    and agricultural                 $  311,000          25.6%
   Real estate-construction              88,000           5.3%
   Real estate-mortgage                 571,000          60.3%
   Installment and other loans
    to individuals                      122,000           8.8%
   Unallocated                           17,707           N/A
                                      ---------         -----
     Total                           $1,109,707         100.0%
                                      =========         ======

	At December 31, 1998 the allowance was allocated as follows:

                                                 Percent of loans in each
                                       Amount    category to total loans
                                       ------    ------------------------
   Commercial, financial
    and agricultural                 $  278,000          25.6%
   Real estate-construction              66,000           5.2%
   Real estate-mortgage                 401,000          59.9%
   Installment and other loans
    to individuals                      105,000           9.3%
   Unallocated                           18,477           N/A
                                      ---------         -----
     Total                           $  868,477         100.0%
                                      =========         ======


LOAN LOSS RESERVE

	In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1999, 25.6% outstanding loans are in the category of commercial loans, which includes commercial, industrial and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 94.0% of these commercial loans at December 31, 1999 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

	The Company's consumer loan portfolio is also well secured. At December 31, 1999, 84% of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

	Real estate mortgage loans constituted 60.6% of outstanding loans at December 31, 1999. All loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 80.0% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

	A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of the Bank. In addition to the above review, the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC"), also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Board and management of the Bank. Information provided from the above two independent sources, together with information provided by the management of the Bank and other information known to members of the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.


INVESTMENTS

	As of December 31, 1999, investment securities comprised approximately 8.1% of the Bank's assets and net loans comprised approximately 80.3% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

	The following table presents, for the period indicated, the book value of the Bank's investments. All securities held at December 31, 1999 and 1998 were categorized as available-for-sale.


            Investment Category                    December 31,
            -------------------                    ------------
                                               1999            1998
                                               ----            ----
Available-for-Sale:
------------------
  Obligations for U.S. Treasury
    and other U.S. Agencies                  $8,032,437     $5,050,066
  Tax-exempt securities                         500,000        500,000
  Federal Reserve and
    Federal Home Loan Bank stock                504,300        483,900
                                              ---------      ---------
  Total                                      $9,036,707     $6,033,966
                                              =========      =========

	The following table indicates for the year ended December 31, 1999 the amount of investments due in (i) one year or less, (ii) one to five years,
(iii) five to ten years, and (iv) over ten years:

                                                       Weighted Average
   Investment Category                    Amount           Yield(1)
   -------------------                    ------       ----------------
Available-for-Sale:
------------------
  Tax-exempt securities(1):
     Over 10 years                      $  500,000           5.00%

  Obligation of U.S. Treasury
   and other U.S. Agencies:
     0 - 1 years                         4,184,156           5.73%
     Over 1 through 5 years              3,848,281           5.61%

  Federal Reserve Bank and Federal
   Home Loan Bank Stock, no maturity       504,300           6.70%
                                         ---------

  Total                                 $9,036,707           5.69%
                                         =========           =====

------------------
(1)  The yield on tax-exempt securities is tax-equivalent.


RETURN ON EQUITY AND ASSETS

	Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:


                                         Years ended December 31,
                                         ------------------------
                                            1999          1998
                                            ----          ----
Return on Average Assets                    1.22%         1.18%
Return on Average Equity                   11.50%        11.50%
Average Equity to Average Assets Ratio     10.60%        10.20%
Dividend Payout Ratio                       --            --


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


CORRESPONDENT BANKING

	Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. Such correspondent arrangements are governed, in part, by the provisions of 12 C.F.R. 32.107 and O.C.C. Banking Circular 181 (Rev.) (August 2, 1984).

	The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1999, the Bank had outstanding participations totaling $3,172,297.


DATA PROCESSING

	As of August 1, 1999, the Bank terminated its data processing servicing agreement with First National Bank of Grady County and began performing its data processing services internally. The Bank performs a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.

FACILITIES

	On January 6, 1997, the Bank moved into a permanent facility located at 301 North Broad Street. The building contains approximately 8,500 square feet of finished space which was constructed at a cost of approximately $1,050,000.
 The building also contains an additional 2,000 square feet of unfinished space which may be built out in the future should the Bank require additional space for expansion. The building contains a lobby, a vault, eight offices, four teller stations, three drive-in windows, a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations.

	In October 1998, the Company opened a branch of the Bank at 1320 Remington Avenue in Thomasville, Georgia. The branch facility contains 2,400 square feet of space. The branch contains a lobby, four inside teller stations, three drive-up windows and a drive-up ATM.

EMPLOYEES

	The Bank presently employs six persons on a part-time basis and 31 persons on a full-time basis, including eight officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.

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

REGISTRAR AND TRANSFER AGENT

	SunTrust Bank, Atlanta serves as the Transfer Agent and Registrar for the Common Stock.

SUPERVISION AND REGULATION

	The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC"), the Georgia Department of Banking and Finance (the "Georgia Banking Department") and the Federal Deposit Insurance Corporation ("FDIC").

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

	Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company, or any other bank holding company located in Georgia, may acquire a bank located in any other state, and a bank holding company located outside Georgia may acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

	De novo branching by an out-of-state bank is lawful only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws.

	On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act was signed into law. The Financial Services Modernization Act eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956, among other statutes. Further, it allows for the affiliation of banking, securities and insurance activities in new financial services organizations.

	A dominant theme of the new legislation is functional regulation of financial services, with the primary regulator of the Company being the agency which traditionally regulates the activity in which the Company wishes to engage. For example, the Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

	The principal provisions of the Financial Services Modernization Act will permit the Company, if it meets the standards for a "well- managed" and "well-capitalized" institution and has at least a "satisfactory" Community
Reinvestment Act performance, to engage in any activity that is "financial in nature," including security and insurance underwriting, investment banking, and merchant banking investing in commercial and industrial companies. The Company, if it satisfies the above criteria, can file a declaration of its status as a "financial holding company" ("FHC") with the Federal Reserve, and thereafter engage directly or through nonbank subsidiaries in the expanded range of activities which the Financial Services Modernization Act identifies as financial in nature. Further, the Company, if it elects FHC status, will be able to pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Financial Services Modernization Act will also allow the Bank, with OCC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Financial Services Modernization Act as being financial in nature. Such a subsidiary, though, is not permitted to engage in insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. Further, any financial subsidiary that the Bank created would generally be treated as an affiliate of the Bank, rather than as a subsidiary for purposes of affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act.

	It is expected that the Financial Services Modernization Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

	A bank holding company which has not elected to become a FHC will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, these non-FHC bank holding companies will still be able to engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

	These activities, including those listed below, are left unchanged by the Financial Services Modernization Act which does not prohibit non-FHC bank holding companies from engaging in these activities. The list of permissible nonbanking activities, which includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

	In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Generally, bank holding companies must obtain approval of the Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect as activity for which Federal Reserve Board approval had been obtained.

	The Company is also regulated by the Georgia Banking Department under the Financial Institutions Code of Georgia, which requires a Georgia bank holding company to obtain the prior approval of the Georgia Commissioner of Banking before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, or before merging or consolidating with any other bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any bank unless the bank being acquired has been in existence and continuously operating as a bank for a period of five years or more prior to the date of acquisition is either (i) a bank for purposes of the federal Bank Holding Company Act of 1956 or (ii) a federal or state savings and loan association or a savings bank or federal savings bank whose deposits are insured by the federal deposit insurance program. The Bank is also subject to the Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

	As a national bank, the Bank is subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, a national bank situated in the State of Georgia is generally prohibited from establishing branch offices or facilities outside of the county in which such bank's main office is located, except by relocation of the parent bank or another branch bank, or by merger, consolidation, or purchase of assets and assumption of liabilities involving another parent bank or branch bank.

	Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that each loan or extension of credit is fully secured by readily marketable collateral having a market value, determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the OCC and which are made to a financial institution or to any agent in charge of the business and property of the financial institution.

	Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category.

	For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. Both the Federal Reserve Board and the OCC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

	Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies. The OCC requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth will maintain ratios at least
100 to 200 basis points above the stated minimums. The Federal Reserve Board requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

	The FDIC adopted a rule substantially similar to that issued by the Federal Reserve Board, establishing a minimum leverage ratio of 3% and providing that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement will nearly always contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

	The OCC's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio.
 However, certain intangible assets which meet specified criteria ("qualifying intangibles") are retained as a part of Tier 1 capital. The OCC has modified the list of qualifying intangibles, currently including only purchased credit card relationships and mortgage and non-mortgage servicing assets, whether originated or purchased and excluding any interest-only strips receivable related thereto. Furthermore, the OCC's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was limited to a maximum of 50% of total Tier 1 capital. The OCC has amended its guidelines to increase the limitation on such qualifying intangibles from 50% to 100% of Tier 1 capital, of which no more than 25% may consist of purchased credit card relationships and non-mortgage servicing assets. Furthermore, banks may now deduct from Tier 1 capital disallowed servicing assets on a basis that is net of any associated deferred tax liability. Deferred tax liabilities netted this way may not also be netted against deferred tax assets when determining the amount of deferred tax assets that are dependent upon future taxable income.

	In addition, the OCC has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

	The risk-based capital guidelines of the OCC, the Federal Reserve Board and the FDIC explicitly include provisions regarding a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

	The OCC, the Federal Reserve Board and the FDIC recently added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure.
Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier
3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, beginning no later than January 1, 1999, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

	The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), enacted on December 19, 1991, provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the institution is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

	As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

	In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                  Total Risk-     Tier 1 Risk-     Tier 1
                                 Based Capital    Based Capital   Leverage
                                    Ratio            Ratio          Ratio
                                 -------------    -------------   --------
Well capitalized(1)                 >=10%             >=6%          >=5%
Adequately capitalized(1)           >= 8%             >=4%          >=4%(2)
Undercapitalized(4)                 <  8%             < 4%          < 4%(3)
Significantly undercapitalized(4)   <  6%             < 3%          < 3%
Critically undercapitalized          --                --           <=2%

---------------------------

(1)  An institution must meet all three minimums.
(2) 33% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) < 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

	The FDICIA also provides that each Federal banking agency must prescribe safety and soundness standards in certain areas of banking practice. In order to comply with the FDICIA, the Federal Reserve Board, the OCC and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.

	Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

	As a national bank, the Bank is subject to examination and review by the OCC. This examination is typically completed on-site every eighteen months and is subject to off-site review at call. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

	The State of Georgia has enacted an interstate banking statute which authorizes bank holding companies located throughout the United States to acquire banks and bank holding companies located in Georgia under certain conditions. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Georgia generally. Establishment of de novo bank branches in Georgia by out-of-state financial institutions is not permitted under Georgia law.

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


Item 2.  Description of Property
------   -----------------------

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


Item 3.  Legal Proceedings
------   -----------------

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


Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

	No matter was submitted during the fourth quarter ended December 31, 1999 to a vote of security holders of the Company.


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
------   --------------------------------------------------------

A.    Market Information

	During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

B.    Holders of Common Stock

        As of March 24, 2000, the number of holders of record of the Company's Common Stock was 765.

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


Item 6.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
of Operations
-------------

	The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, related notes and statistical information included elsewhere herein.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

	For the year ended December 31, 1999, assets grew and earnings improved. Total assets increased by 28.1% from $87,609,812 in 1998 to $112,253,119 in 1999. Net loans increased from $68,869,563 in 1998, to $90,122,900 in 1999 due
to strong loan demand coupled with a focused marketing effort.   Net charge-offs
for 1999 were $123,770 compared to $27,436 in 1998, an increase of $96,334. At December 31, 1999, the Bank's loan loss reserve ratio was 1.23% of total loans, slightly below the 1.26% attained at December 31, 1998.

	Deposits increased for the same period by $21,016,407 or 27.2%, from $77,134,879 in 1998 to $98,151,286 in 1999. The majority of the increase was attributable to marketing efforts. The Bank's investment portfolio increased $3,002,771, or 49.8%, from $6,033,966 in 1998 to $9,036,737 in 1999.

	The Bank's loan to deposit ratio was 91.8% for 1999, compared to 89.3% in 1998. Despite the slight increase in the above ratio, earnings increased significantly in 1999 because of higher levels of average earning assets, from $70.3 million in 1998 to $92.5 million 1999. Non-interest expense increased by $534,177 from $2,071,193 for 1998 to $2,605,370 for 1999. This increase was the result of an increase in personnel expenses, data processing, depreciation and other overhead expenses. Non-interest income increased by $126,868 from $417,640 for 1998 to $614,508 for 1999. This increase was due to higher levels and transactions relating to deposit accounts. As a consequence to the increase in net interest margin and non-interest income and despite the increase in overhead expense, net income increased by $319,980, or 35.4%, from $902,562 in 1998 to $1,222,542 in 1999.


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

	The Bank's loan to deposit ratio was 89.3% for 1998, compared to 92.2% in 1997. Despite the slight decrease in the above ratio, earnings increased significantly in 1998 because of higher levels of average earning assets, from $50.5 million in 1997 to $70.3 million 1998. Non-interest expense increased by $351,166 from $1,720,027 for 1997 to $2,071,193 for 1998. This increase was the result of an increase in personnel expenses and other overhead expenses. Non-interest income increased by $104,884 from $382,756 for 1997 to $487,640 for 1998. This increase was due to higher levels and transactions relating to deposit accounts. As a consequence to the increase in net interest margin and non-interest income and despite the increase in overhead expense, net income increased by $340,905, or 60.7%, from $561,657 in 1997 to $902,562 in 1998.


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

	Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the period indicated.

                                  Year Ended                Year Ended
                               December 31, 1999         December 31, 1998
                               -----------------         -----------------
                                          (Dollars in Thousands)
                                    Interest                   Interest
                            Average Income/  Yield     Average Interest Yield
                            Balance Expense   Cost     Balance Expense   Cost
                            ------- -------  -----     ------- -------- -----
Federal funds sold          $ 4,702  $  237  5.04%     $ 2,654  $  137  5.16%

Securities                    6,164     342  5.55%       4,513     246  5.65%
Loans, net                   81,614   7,341  8.99%      63,128   6,003  9.51%
                             ------   -----  ----       ------   -----  ----
  Total earning assets      $92,480  $7,920  8.56%     $70,295  $6,386  9.08%
                             ======   =====  ====       ======   =====  ====

Interest bearing deposits   $75,870  $3,497  4.60%     $58,238  $2,951  5.07%
Other borrowings              1,660      84  5.04%         313      16  5.11%
                             ------   -----  ----       ------   -----  ----
  Total interest-
   bearing liabilities      $77,530  $3,581  4.62%     $58,551  $2,967  5.07%
                             ======   =====  ====       ======   =====  ====

Net yield on
  earning assets                             4.69%                      4.86%
                                             ====                       ====

	Net yield on earning assets for the years ended December 31, 1999 and 1998 were 4.69% and 4.86%, respectively. The decline in the net yield during 1999 is primarily attributed to the fact that the rate of decline in earning assets yields outpaced the rate of decline in the cost of funds, resulting in a narrower net interest yield. Despite the lower net yield on earning assets, net interest income has increased from $3,418,715 in 1998 to $4,339,404 for 1999 due to a $14.9 million increase in average earning assets in 1999.

NON-INTEREST INCOME

	Non-interest income for the years ended December 31, 1999 and 1998 amounted to $614,508 and $487,640, respectively. As a percentage of average assets, non-interest income decreased from .63% in 1998 to .61% in 1999. The increase in non-interest income during 1999 is attributable to the increase in the number of transaction accounts.

	The following table summarizes the major components of non-interest income for the year ended December 31, 1999 and 1998.


                                              Year Ended December 31,
                                              -----------------------
                                                 1999         1998
                                                 ----         ----
   Service fees on deposit accounts            $510,226     $383,023
   Miscellaneous, other                         104,282      104,617
                                                -------      -------
   Total non-interest income                   $614,508     $487,640
                                                =======      =======

NON-INTEREST EXPENSE

	Non-interest expense increased from $2,071,193 in 1998 to $2,605,370 in 1999. As a percentage of total average assets, non-interest expenses decreased from 2.71% in 1998 to 2.59% in 1999. Management attributes the decrease in the ratio of non-interest expense to average assets to numerous programs and procedures undertaken during 1999 to attain higher operational efficiencies.

                                              Year Ended December 31,
                                              -----------------------
   Non-Interest Expense                          1999         1998
   --------------------                          ----         ----
   Salaries and benefits                      $1,353,321   $1,076,160
   Data processing, ATM                          180,086      109,430
   Advertising and public relations              147,958      163,932
   Depreciation and amortization                 257,295      173,672
   Other operating expenses                      666,710      547,999
                                               ---------    ---------
     Total non-interest expense               $2,605,370   $2,071,193
                                               =========    =========

	During 1999, the allowance for loan losses increased from $868,477 to $1,109,707. During 1999, the allowance for loan losses as a percent of gross loans decreased from 1.26% to 1.23%. Net charge-offs during 1999 amounted to $123,770, or .15% of average loans. During 1998, the allowance for loan losses increased from $644,913 to $868,477. During 1998, the allowance for loan losses as a percent of gross loans increased from 1.19% to 1.26%. Net charge-offs during 1998 amounted to $27,436, or .04% of average loans. As of December 31, 1999, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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


                                    After
                                    three    After
                                    months    six
                                     but     months   After one
                            Within  within    but      year but   After
                            three    six     within     within    five
                            months  months  one year  five years  years  Total
                            ------  ------  --------  ----------  -----  -----
                                              (In Thousands)
EARNING ASSETS
Loans                      $36,610 $  4,036  $  8,124  $39,615  $ 2,848 $ 91,233
Available-for-sale
 securities                  2,485      502     1,198    3,848    1,004    9,037
Federal funds sold             519     --        --       --       --        519
                            ------  -------   -------   ------   ------  -------
Total earning assets       $39,614 $  4,538  $  9,322  $43,463  $ 3,852 $100,759
                            ======  =======   =======   ======   ======  =======

SUPPORTING SOURCE OF FUNDS

Interest-bearing demand
  deposits and savings     $43,829 $   --    $   --    $  --    $  --   $ 43,829
Certificates,
  less than $100M            6,392    5,207     6,215    5,456      753   24,023
Certificates,
  $100M and over             5,067    6,225     3,588    1,959     --     16,839
                            ------  -------   -------   ------   ------  -------
Total interest-
  bearing liabilities      $55,288 $ 11,432  $  9,803  $ 7,415  $   753 $ 84,691
                            ======  =======   =======   ======   ======  =======

Interest rate
  sensitivity gap         $(15,674) $ (6,894) $   (481) $36,048  $ 3,099 $16,098

Cumulative gap            $(15,674) $(22,568) $(23,049) $12,999  $16,098 $16,098

Interest rate
  sensitivity gap ratio      0.72     0.40      0.95     5.86    5.12      1.19

Cumulative interest rate
  sensitivity gap ratio      0.72     0.66      0.70     1.15    1.19      1.19

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

	Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $21.0 million during 1999 and by $19.1 million in 1998.

	Below are the pertinent liquidity balances and ratios for the years ended December 31, 1999 and 1998.

                                                  December 31,
                                             ----------------------
                                                 1999       1998
                                                 ----       ----

  Cash and cash equivalents                   $7,583,110  $8,410,920
  Securities                                   9,036,737   6,033,966
  CDs,over $100,000 to total deposits ratio      17.2%       20.4%
  Loan to deposit ratio                          91.8%       89.3%
  Brokered deposits                               --          --

	At December 31, 1999, large denomination certificates accounted for 17.2% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Thomas County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Thomas County, as outside depositors are more likely to be interest rate sensitive.

	Cash and cash equivalents are the primary source of liquidity. At December 31, 1999, cash and cash equivalents amounted to $7.6 million, representing 6.7% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $4.2 million of the $9.0 million in the Bank's securities portfolio is scheduled to mature in 2000.

	Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1999, the Company had no brokered deposits in its portfolio.

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

	The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. For banks that are not rated CAMELS 1 by their primary regulator, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

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

	The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 1999:

                                                          Minimum
                                                         Regulatory
                                    December 31, 1999    Requirement
                                    -----------------    -----------
 Bank
 ----
 Tier 1 Capital                           12.6%              4.0%
 Tier 2 Capital                            1.2%              N/A
                                          ----
    Total risk-based capital ratio        13.8%              8.0%
                                          ====               ===

 Leverage ratio                            9.7%              3.0%
                                          ====               ===


 Company - Consolidated
 ----------------------
 Tier 1 Capital                           13.9%              4.0%
 Tier 2 Capital                            1.2%              N/A
                                          ----
    Total risk-based capital ratio        15.1%              8.0%
                                          ====               ===

 Leverage ratio                           10.3%              3.0%
                                          ====               ===

	The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.


Item 7.  Financial Statements
------   --------------------

	The following financial statements are filed with this report:

	Independent Auditors' Report

	Consolidated Balance Sheet as of December 31, 1999 and 1998

	Consolidated Statement of Income for the Years Ended December 31, 1999, 1998 and 1997

	Consolidated Statement of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

	Consolidated Statement of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

	Notes to Consolidated Financial Statements


                       Report of Independent Accountants



Board of Directors
Thomasville Bancshares, Inc.
Thomasville, Georgia

    We have audited the accompanying consolidated balance sheets of Thomasville Bancshares, Inc., (the "Company"), and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomasville Bancshares, Inc., and subsidiary at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                             /s/ Francis & Co., CPAs


Atlanta, Georgia
February 28, 2000



                           THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                           Consolidated Balance Sheets


                                   ASSETS
                                   ------
                                               As of December 31,
                                             ---------------------
                                             1999            1998
                                             ----            ----
Cash and due from banks                   $  7,064,353    $  3,145,678
Federal funds sold, net  (Note 3)              518,757       5,265,242
                                           -----------     -----------
  Total cash and cash equivalents         $  7,583,110    $  8,410,920
Securities:  (Notes 2 & 4)
 Available-for-sale at fair value            9,036,737       6,033,966
Loans, net  [includes loans of  $4,773,288
 (1999) and $3,413,779 (1998) to insiders]
 (Notes 2, 5, 6 & 14)                       90,122,900      68,869,563
Property and equipment, net  (Notes 2 & 7)   3,581,025       3,455,659
Other real estate owned  (Note 2)              787,229           -  -
Other assets                                 1,142,118         839,704
                                           -----------     -----------
  Total Assets                            $112,253,119     $87,609,812
                                           ===========     ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Liabilities:
 Deposits
  Non-interest bearing deposits           $ 13,460,400     $10,470,065
  Interest bearing deposits                 84,690,886      66,664,814
                                           -----------     -----------
       Total deposits  (Note 10)          $ 98,151,286     $77,134,879
Borrowings  (Note 9)                         2,395,136           -  -
Other liabilities                              394,949         365,709
                                           -----------     -----------
  Total Liabilities                       $100,941,371     $77,500,588
                                           -----------     -----------

Commitments and Contingencies  (Note 8)

Shareholders' Equity:  (Notes 1, 14 & 16)
 Common stock, 1.00 par value, 10,000,000
 shares authorized; 1,380,000 shares issued
 and outstanding                          $  1,380,000     $ 1,380,000
Paid-in-capital                              8,002,961       7,955,261
Retained earnings                            1,966,766         744,224
 Unrealized gain/(loss) on securities, net     (37,979)         29,739
                                           -----------     -----------
   Total Shareholders' Equity             $ 11,311,748     $10,109,224
                                           -----------     -----------
   Total Liabilities and
    Shareholders' Equity                  $112,253,119     $87,609,812
                                           ===========     ===========


           Refer to notes to the consolidated financial statements.



                           THOMASVILLE BANCSHARES, INC.
                              THOMASVILLE, GEORGIA
                         Consolidated Statements of Income

                                           For the Years Ended December 31,
                                           --------------------------------
Interest Income:                                 1999           1998
---------------                                  ----           ----
 Interest and fees on loans (Note 2)        $  7,340,869     $ 6,003,022
 Interest on investment securities               342,266         245,506
Interest on federal funds sold                  236,801         136,981
                                             -----------      ----------
    Total interest income                   $  7,919,936     $ 6,385,509
Interest Expense:
----------------
 Interest on deposits
  and borrowings  (Note 11)                    3,580,532       2,966,794
                                             -----------      ----------
Net interest income                         $  4,339,404     $ 3,418,715
Provision for possible loan losses  (Note 6)     365,000         251,000
                                             -----------      ----------
Net interest income after provision
 for possible loan losses                   $  3,974,404     $ 3,167,715
                                             -----------      ----------

Other Income:
------------
 Service fees on deposit accounts           $    510,226     $   383,023
 Miscellaneous, other                            104,282         104,617
                                             -----------      ----------
     Total other income                     $    614,508     $   487,640
                                             -----------      ----------

Other Expenses:
--------------
  Salaries                                  $  1,099,460     $   831,622
  Employee benefits                              253,861         244,538
  Data processing and ATM                        180,086         109,430
  Advertising and public relations               147,958         163,932
  Depreciation and amortization                  257,295         173,672
  Other operating expenses  (Note 12)            666,710         547,999
                                             -----------      ----------
     Total other expenses                   $  2,605,370     $ 2,071,193
                                             -----------      ----------

Income before income tax                    $  1,983,542     $ 1,584,162
Income tax  (Notes 2 & 13)                       761,000         681,600
                                             -----------      ----------

Net income                                  $  1,222,542     $   902,562
                                             ===========      ==========

Basic earnings per share  (Note 2)          $        .89     $       .72
                                             ===========      ==========
Diluted earnings per share (Note 2)         $        .85     $       .69
                                             ===========      ==========


           Refer to notes to the consolidated financial statements.



                            THOMASVILLE BANCSHARES, INC.
                               THOMASVILLE, GEORGIA
            Consolidated Statements of Changes in Shareholders' Equity
                  For the Years ended December 31, 1998 and 1999

                                                       Accumulated
                                                          Other
              Number    Common       Paid                Compre-
                Of      Stock        -in-      Retained  hensive
              Shares   Par Value    Capital    Earnings  Income      Total
              ------   ---------    -------    --------  ------      -----

Balance,
December 31,
  1997       1,200,000 $1,200,000 $5,418,801 $(158,338) $   7,930  $ 6,468,393
             ---------  ---------  ---------  ---------  --------   ----------

Stock options,
  restricted
  stock          --         --        40,094      --         --         40,094

Sale of stock,
  1998         180,000    180,000  2,496,366      --         --      2,676,366

Comprehensive income:
 Net income,
  1998          --         --          --       902,562     --         902,562
 Unrealized
  gains,
  securities    --         --          --        --        21,809       21,809
             ---------  ---------  ---------  ---------  --------   ----------

Balance,
  December 31,
  1998       1,380,000 $1,380,000 $7,955,261 $  744,224 $  29,739  $10,109,224

Stock options,
  restricted
  stock         --          --        47,700     --        --           47,700

Comprehensive income:
 Net income,
  1999          --          --         --     1,222,542     --       1,222,542
 Unrealized
  loss,
  securities    --          --         --        --       (67,718)     (67,718)
             ---------  ---------  ---------  ---------  --------   ----------

Balance,
 December 31,
 1999        1,380,000 $1,380,000 $8,002,961 $1,966,766 $ (37,979) $11,311,748
             =========  =========  =========  =========  ========   ==========


              Refer to notes to the consolidated financial statements.



                            THOMASVILLE BANCSHARES, INC.
                                THOMASVILLE, GEORGIA
                       Consolidated Statements of Cash Flows

                                               For the Years Ended December 31,
                                               --------------------------------
Cash flows from operating activities:                 1999            1998
------------------------------------                  ----            ----
  Net income                                     $  1,222,542    $    902,562
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provisions for loan losses                 $    365,000    $    251,000
      Depreciation and amortization                   257,295         173,672
      Net accretion on securities                     (18,936)         (9,190)
  (Increase) in receivables and other assets         (314,242)       (132,502)
  Increase in payables and other liabilities           29,240         (57,975)
                                                  -----------     -----------
Net cash provided by operating activities        $  1,540,899    $  1,127,567
                                                  -----------     -----------

Cash flows from investing activities:
   Purchase of securities, AFS                   $ (6,976,725)   $ (2,508,748)
   Maturity of securities, AFS                      3,925,172         700,000
   Increase in other real estate owned               (787,229)           - -
   (Increase) in loans, net                       (21,618,337)    (15,653,650)
   Purchase of premises and equipment                (370,833)     (1,133,128)
                                                  -----------     -----------
Net cash used in investing activities            $(25,827,952)   $(18,595,526)
                                                  -----------     -----------

Cash flows from financing activities:
   Sale of common stock                          $       - -     $  2,676,366
   Options, restricted stock                           47,700          40,094
   Increase in deposits                            21,016,407      19,132,467
   Increase in borrowed funds                       2,395,136            - -
                                                  -----------    ------------
Net cash provided by financing activities        $ 23,459,243   $  21,848,927
                                                  -----------    ------------

Net (decrease) in cash and cash equivalents      $   (827,810)  $   4,380,968
Cash and cash equivalents, beginning of period      8,410,920       4,029,952
                                                  -----------    ------------
Cash and cash equivalents, end period            $  7,583,110   $   8,410,920
                                                  ===========    ============

Supplemental Information:

Income taxes paid                                $    811,000   $     671,588
                                                  ===========    ============

Interest paid                                    $  3,522,850   $   2,917,995
                                                  ===========    ============


          Refer to notes to the consolidated financial statements.



                        THOMASVILLE BANCSHARES, INC.
                            THOMASVILLE, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


NOTE 1 - ORGANIZATION OF THE BUSINESS

    Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company") was organized in January, 1995 to serve as a holding company for a proposed de novo bank, Thomasville National Bank, Thomasville, Georgia (the "Bank"). In a public offering conducted during 1995, the Company sold and issued 600,000 shares of its own $1.00 par value common stock. Proceeds from such sale amounted to $5,972,407, net of selling expenses. The Company commenced banking operations on October 2, 1995. During the first calendar quarter of 1998, the Company declared a two-for-one stock split, effected in the form of a 100% stock dividend, thereby increasing the number of shares issued and outstanding to 1,200,000. During the fourth calendar quarter of 1998, the Company completed the sale of 180,000 shares of common stock for 2,676,366 net of selling expenses, thereby increasing the number of shares issued and outstanding to 1,380,000. The Bank is primarily engaged in the business of obtaining deposits and providing commercial consumer and real estate loans to the general public. The Bank's deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.


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

    BASIS OF ACCOUNTING. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure proceedings.

    INVESTMENT SECURITIES. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investment securities not classified either as securities held to maturity or trading securities are classified as available for sale and reported at fair value; net unrealized gains or losses (net of related taxes) are excluded from earnings and are reported as accumulated other comprehensive income/(loss) within shareholders' equity. The classification of investment securities as held to maturity, trading or available for sale is determined at the date of purchase.

    Realized gains and losses from sales of investment securities are determined based upon the specific identification method. Premiums and discounts are amortized as an adjustment to yield over the remaining lives of the securities using the level-yield method.

    Management periodically evaluates investment securities for other than temporary declines in value and records losses, if any, through an adjustment to earnings.

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

    Impaired loans are (i) non-performing loans that have been placed on nonaccrual status and (ii) loans which are performing according to all contractual terms of the loan agreement, but may have substantive indication of potential credit weakness. Accounting standards require impaired loans to be measured based on (a) the present value of expected future cash flows discounted at the loan's original effective interest rate, or (b) the loan's observable market price, or (c) the fair value of the collateral if the loan is collateral dependent.

    ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses (the "Allowance") is established through provisions charged to operations. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance. The adequacy of the Allowance is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The evaluation for the adequacy of the Allowance is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's Allowance. Such agencies may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

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

    OTHER REAL ESTATE. Other real estate represents property acquired through foreclosure proceedings. Other real estate is carried at the lower of: (i) cost; or (ii) fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on the sale of the property and any subsequent adjustments to reflect changes in fair value of the property are reflected in the income statement. Recoverable costs relating to the development and improvement of the property are capitalized whereas routine holding costs are charged to expense.

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

    STOCK OPTIONS AND WARRANTS. There are two major accounting standards that address the accounting for stock options/warrants. Entities are allowed to freely choose between the two distinct standards. The first standard, APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") measures stock options/warrants by the intrinsic value method. Under the above method, if the exercise price is the same or above the quoted market price at the date of grant, no compensation expense is recognized. The second standard, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), may recognize a compensation expense even in cases where the exercise price is the same or above the quoted market price. SFAS 123 takes into account the time value of the options/warrants; that is, the value of being able to defer a decision on whether or not to exercise the option/warrants until the expiration date. The Company follows the accounting standards of APB 25. Had the Company followed the accounting standards of SFAS 123, net income for the years ended December 31, 1999 and 1998 would have been reduced by $7,643 and $6,114, respectively. On a per share basis, basic and diluted earnings per share would have been reduced in each of the above years by $.01.

    EARNINGS PER SHARE ("EPS"). The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting EPS. Because the Company has a complex capital structure, it is required to report: (i) basic EPS; and (ii) diluted EPS. Basic EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding during the reporting period.

    Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed assuming the conversion of all warrants and options.

    For the year ended December 31, 1999, basic EPS and diluted EPS were computed as follows :

                               Basic EPS                Diluted EPS
                               ---------                -----------
                        Numerator  Denominator      Numerator  Denominator
                        ---------  -----------      ---------  -----------
Net income             $1,222,542        -  -       $1,222,542       -  -
Weighted average shares      - -    1,380,000             - -    1,380,000
Options, warrants            - -         - -              - -       56,415
                        ---------   ---------        ---------   ---------
   Totals              $1,222,542   1,380,000       $1,222,542   1,436,415
                        =========   =========        =========   =========

EPS                             $.89                         $.85
                                 ===                          ===

    For the year ended December 31, 1998, basic EPS and diluted EPS were computed as follows :

                               Basic EPS                Diluted EPS
                               ---------                -----------
                        Numerator  Denominator      Numerator  Denominator
Net income             $   902,562       - -        $  902,562        -  -
Weighted average shares       - -     1,260,000           - -     1,260,00
Options, warrants             - -          - -            - -       39,272
                        ----------    ---------      ---------   ---------
   Totals              $   902,562    1,260,000     $  902,562   1,299,272
                        ==========    =========      =========   =========

EPS                              $.72                       $.69
                                  ===                        ===

    RECENT ACCOUNTING PRONOUNCEMENTS. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the accompanying consolidated financial statements.

    SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for all calendar-year entities beginning in January, 2000. This Statement applies to all entities and requires that all derivatives be recognized as assets or liabilities in the balance sheet, at fair values. Gains and losses of derivative instruments not designated as hedges will be recognized in the income statement. Since the Company does not invest in derivative instruments, SFAS 133 will not have a material impact on the Company's financial statements.

    SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" amends prior accounting standards, primarily SFAS 65, with respect to the classification of retained interests, such as mortgage-backed securities, following a securitization of mortgage loans held for sale. This statement became effective for the first quarter of 1999. Since the Company does not securitize mortgage loans, no financial statement impact has resulted from adopting this statement.


NOTE 3 - FEDERAL FUNDS SOLD

    The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 1999 and 1998, the Bank sold $518,757 and $5,265,242, respectively, to other banks through the federal funds market.


NOTE 4 - SECURITIES AVAILABLE-FOR-SALE

The amortized costs and estimated market values of securities available-for-sale as of December 31, 1999 follow:

                                          Gross
                                        Unrealized
                     Amortized          ----------           Estimated
Description             Costs        Gains       Losses     Market Values
-----------          -----------     -----       ------     -------------
U.S. Treasury         $2,705,164   $ 1,277   $  (11,067)   $  2,695,374
U.S. Agency            5,384,817       487      (48,241)      5,337,063
FRB and FHLB stock       504,300      - -          - -          504,300
Tax-exempt               500,000      - -          - -          500,000
                       ---------    ------    ---------     -----------
    Total securities  $9,094,281   $ 1,764   $  (59,308)   $  9,036,737
                       =========    ======    =========     ===========

    All national banks are required to hold FRB stock. No ready market exists for the FRB stock nor does the stock have a quoted market value. Accordingly, the FRB stock is reported at cost. Also, no ready market exists for FHLB stock. Accordingly, the FHLB stock is reported at cost.


    The amortized costs and estimated market values of securities available-for-sale as of December 31, 1998 follow:

                                         Gross
                                        Unrealized
                     Amortized          ----------           Estimated
Description             Costs       Gains        Losses    Market Values
-----------          ----------     -----        ------    -------------
U.S. Treasury         $3,514,718   $52,060   $   (2,762)   $ 3,564,016
U.S. Agency            1,490,289      - -        (4,239)     1,486,050
FRB and FHLB stock       483,900      - -          - -         483,900
Tax-exempt               500,000      - -          - -         500,000
                       ---------    ------    ---------     ----------
    Total securities  $5,988,907   $52,060   $   (7,001)   $ 6,033,966
                       =========    ======    =========     ==========

    The amortized costs and estimated market values of securities available-for-sale at December 31, 1999, by contractual maturity , are shown in
the  following   chart.   Expected maturities may differ from contractual
maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Amortized         Estimated
                                            Costs         Market Values
                                          ---------       -------------
    Due in one year or less             $  4,186,445       $  4,184,156
    Due after one through five years       3,903,536          3,848,281
    Due after ten years                      500,000            500,000
    FRB & FHLB stock (no maturity)           504,300            504,300
                                         -----------        -----------
    Total securities                    $  9,094,281       $  9,036,737
                                         ===========        ===========

    There were no sales of securities during 1999 and 1998. At December 31, 1999 and 1998, there were $5,300,000 and $4,710,000, respectively, in securities pledged as collateral to secure public funds.


NOTE 5 - LOANS

    The composition of net loans by major loan category, as of December 31, 1999 and 1998, follows:

                                                       December 31,
                                                    -------------------
                                                    1999           1998
                                                    ----           ----
    Commercial, financial, agricultural        $ 23,337,703    $ 17,866,367
    Real estate - construction                    4,853,604       3,622,240
    Real estate - mortgage                       55,029,655      41,785,089
    Installment                                   8,011,645       6,464,344
                                                -----------     -----------
    Loans, gross                               $ 91,232,607    $ 69,738,040
    Deduct:
     Allowance for loan losses                   (1,109,707)       (868,477)
                                                -----------     -----------
        Loans, net                             $ 90,122,900    $ 68,869,563
                                                ===========     ===========

    The Company had no loans which it considered to be impaired other than loans which were restructured or on which the accrual of interest had been discontinued. The total recorded investment in impaired loans was $791,039 and $104,826 at December 31, 1999 and 1998, respectively. These loans had related allowances for loan losses of approximately $118,700 and $15,700 at December 31, 1999 and 1998, respectively. Non-accruing loans, a loan category which is part of impaired loans, amounted to $143,597 and $104,826 at December 31, 1999 and 1998, respectively. Had interest been accrued on these loans at their originally contracted rates, interest income would have been increased by approximately $3,021 and $2,727 in the year ended December 31, 1999 and 1998, respectively. Loans past due 90 days or more and still accruing interest at December 31, 1999 and 1998 aggregated approximately $10,819 and zero, respectively,


NOTE 6 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

    The allowance for possible loan losses is a valuation reserve available to absorb future loan charge-offs. The Allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The Allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

     Activity within the Allowance account for the years ended December 31, 1999 and 1998 follows:
                                                    Years ended December 31,
                                                    ------------------------
                                                      1999              1998
                                                      ----              ----
Balance, beginning of year                       $   868,477      $   644,913
Add:  Provision for loan losses                      365,000          251,000
Add:  Recoveries of previously
       charged off amounts                             2,741            5,381
                                                  ----------       ----------
   Total                                         $ 1,236,218      $   901,294
Deduct: Amount charged-off                          (126,511)         (32,817)
                                                  ----------       ----------
Balance, end of year                             $ 1,109,707      $   868,477
                                                  ==========       ==========


NOTE 7 - PROPERTY AND EQUIPMENT

    Building, furniture and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 1999 and 1998 follow:

                                                      December 31,
                                                 -------------------
                                                 1999           1998
                                                 ----           ----
    Land                                     $   747,023    $   747,023
    Building                                   2,145,686      2,134,547
    Furniture, equipment                       1,213,955        903,406
                                              ----------     ----------
      Property and equipment, gross          $ 4,106,664    $ 3,784,976
    Deduct:
     Accumulated depreciation                   (525,639)      (329,317)
                                              ----------     ----------
        Property and equipment, net          $ 3,581,025    $ 3,455,659
                                              ==========     ==========

    Depreciation expense for the years ended December 31, 1999 and 1998 amounted to $245,467 and $162,448, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

     Type of Asset                   Life in Years     Depreciation Method
     -------------                   -------------     -------------------
     Furniture and equipment            3 to 7            Straight-line
     Building                             39              Straight-line


NOTE 8 - COMMITMENTS AND CONTINGENCIES

    Please refer to Note 14 concerning warrants and options earned by directors and executive officers.

    Please refer to Note 15 concerning financial instruments with off-balance sheet risk.


NOTE 9 - FHLB BORROWINGS

    Advances from FHLB totaled $2.0 million at December 31, 1999 and zero at December 31, 1998. The $2.0 million advance will mature as follows: $1.0 million on April 22, 2004 and the remaining $1.0 million on April 21, 2009. The two advances have a variable rate of interest which, at December 31, 1999, averaged 5.13%. At December 31, 1999, the Company had pledged all of its FHLB stock and entered into a security agreement with a blanket floating lien pledging all of its real estate loans to secure potential borrowings. Under an agreement with FHLB, the Company must have unencumbered collateral with principal balances, when discounted at 75% of the unpaid principal, at least equal to 100% of the Company's FHLB advances.


NOTE 10 - DEPOSITS

    The following details deposit accounts at December 31, 1999 and 1998:

                                                  December 31,
                                             ----------------------
                                             1999              1998
                                             ----              ----
    Non-interest bearing deposits       $ 13,460,400      $ 10,470,065
    Interest bearing deposits:
       NOW accounts                       18,734,557         11,641,974
       Money market accounts              22,057,548         14,103,448
       Savings                             3,036,839          1,892,150
       Time, less than $100,000           24,022,917         23,329,217
       Time, $100,000 and over            16,839,025         15,698,025
                                         -----------       ------------
        Total deposits                  $ 98,151,286      $  77,134,879
                                         ===========       ============


NOTE 11 - INTEREST ON DEPOSITS AND BORROWINGS

    A summary of interest expense for the years ended December 31, 1999 and 1998 follows:

                                                          December 31,
                                                       ------------------
                                                       1999          1998
                                                       ----          ----
    Interest on NOW accounts                       $  332,699    $  221,245
    Interest on money market accounts                 925,588       658,128
    Interest on savings accounts                       73,461        52,100
    Interest on CDs under $100,000                  1,262,557     1,144,186
    Interest on CDs $100,000 and over                 902,571       875,020
    Interest, other borrowings                         83,656        16,115
                                                    ---------     ---------
        Total interest on deposits and borrowings  $3,580,532    $2,966,794
                                                    =========     =========


NOTE 12 - OTHER OPERATING EXPENSES

    A summary of other operating expenses for the years ended December 31, 1999 and 1998 follows:

                                                        December 31,
                                                    --------------------
                                                    1999            1998
                                                    ----            ----
Postage and delivery                             $ 56,784        $ 50,988
Supplies and printing                              90,658          78,269
Regulatory assessments                             49,124          36,810
Taxes & insurance                                  87,487          63,243
Utilities & telephone                              71,721          49,010
Professional fees                                  76,202          73,061
Repairs, maint. & service contracts                85,736          74,626
All other operating expenses                      148,998         121,992
                                                  -------         -------
          Total other operating expenses         $666,710        $547,999
                                                  =======         =======


NOTE 13 - INCOME TAXES

	As of December 31, 1999 and 1998, the Company's provision for income taxes consisted of the following:

                                                  December 31,
                                           ------------------------
                                           1999                1998
                                           ----                ----
    Current                             $ 663,139           $ 617,758
    Deferred                               97,861              63,842
                                         --------            --------
    Federal income tax expense          $ 761,000           $ 681,600
                                         ========            ========

Deferred income taxes consist of the following:
                                           1999                1998
    Provision for loan losses           $  82,018           $  72,012
    Other                                  15,843              (8,170)
                                         --------            --------
       Total                            $  97,861           $  63,842
                                         ========            ========

	The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows:

                                                 Years ended December 31,
                                                 ------------------------
                                                    1999            1998
                                                    ----            ----
Income taxes at statutory rate                  $  674,404      $  538,615
State tax, net of Federal benefits                  61,611          67,826
Change in valuation allowance                       82,018          72,012
Tax-exempt income                                  (30,730)         (6,007)
Other                                              (26,303)          9,154
                                                 ---------       ---------
   Total                                        $  761,000      $  681,600
                                                 =========       =========

    The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 1999 and 1998 are presented below:

                                                    1999           1998
                                                    ----           ----
  Deferred tax assets:
   Allowance for loan losses                    $  257,497      $  175,479
   Unrealized gain, securities                      19,565         (15,320)
   Deferred asset, depreciation                     15,364            (479)
   Valuation reserve                              (210,624)       (128,606)
                                                 ---------       ---------
      Net deferred tax asset                    $   81,802      $   31,074
                                                 =========       =========

	There was a net change in the valuation allowance during 1999 and 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 1999.


NOTE 14 - RELATED PARTY TRANSACTIONS

    STOCK OPTIONS. The Employment agreements with the Bank's president and executive vice president provide for the grant of stock options for each to acquire 30,000 shares of the Company's common stock upon the Bank's commencement of business at a purchase price equal to $5.00 per share. Such options will become exercisable at the rate of 6,000 shares per year and shall remain exercisable for ten years after the date of initial grant, so long as each remains employed by the Bank. As of December 31, 1999, all of the above stock options were vested and outstanding.

    BENEFIT PLANS. The Company has a profit sharing plan as well as a savings plan administered under the provisions of the Internal Revenue Code
Section 401(K). During 1999 and 1998, the Company contributed $24,599 and $88,450, respectively, to the above plans.

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

    The agreements with the president and the executive vice president provide for an annual base salary of $101,000 and $82,000, respectively. These salaries may be increased at the discretion of the Board based on the performance of the Bank. For the years ended December 31, 1999 and 1998, the Company incurred expenses for salary and benefits as follows: (i) for the president: $138,832 (1999) and $130,419 (1998); and (ii) for the executive vice president: $116,336 (1999) and $110,445 (1998).

    COMPENSATION OF DIRECTORS. In March 1996, the Board of Directors of the Company approved a deferred compensation plan (the "Plan") for the Company's and Bank's directors which grants to each member restricted shares of the Company's common stock as follows: (a) ten shares for each Bank or Company committee meeting attended; and (b) twenty shares for each Bank or Company Board of Directors meeting attended. Shares of restricted stock granted pursuant to the Plan shall not vest until the earlier to occur of: (a) the retirement of a director from the Company's Board of Directors; or (b) a change in control of the Company. As of December 31, 1999 and 1998 there were 11,415 and 9,050 shares of restricted stock outstanding, respectively. The 1999 and 1998 income statements include a charge for $47,700 and $40,095, respectively, reflecting the annual grants.

    BORROWINGS AND DEPOSITS BY DIRECTORS AND EXECUTIVE OFFICERS. Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 1999 and 1998, loans outstanding to directors, their related interests and executive officers aggregated $4,773,288 and $3,413,779, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

    A summary of loan transactions with directors, including their affiliates, and executive officers during 1999 and 1998 follows:

                                        1999                1998
                                        ----                ----
Balance, beginning of year          $ 3,413,779         $ 3,066,426
New loans                             2,643,732           2,369,282
Less:   principal reductions         (1,284,223)         (2,021,929)
                                     ----------          ----------
Balance, end of year                $ 4,773,288         $ 3,413,779
                                     ==========          ==========

    Deposits by directors and their related interests, at December 31, 1999 and 1998, approximated $4,370,715 and $2,464,559, respectively.


NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1999 and 1998, unfunded commitments to extend credit were $15,662,373 and $11,847,306, respectively. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, farm products, livestock and income producing commercial properties.

    At December 31, 1999 and 1998, commitments under letters of credit aggregated approximately $453,211 and $326,892, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

    The Company makes commercial, agricultural, real estate and consumer loans to individuals and businesses located in and around Thomas County, Georgia. The Company does not have a significant concentration of credit risk with any individual borrower. However, a substantial portion of the Company's loan portfolio is collateralized by real estate located in and around Thomas County, Georgia.


NOTE 16 - REGULATORY MATTERS

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

    Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

    As of  December 31, 1999, the Bank was considered to be Well
Capitalized. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain minimum total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company's capital category. The actual capital amounts and rations are also presented in the table below:

                            Minimum Regulatory Capital Guidelines for Banks
                            -----------------------------------------------
                                              Adequately        Well
(Dollars in thousands)            Actual      Capitalized    Capitalized
                              -------------  -------------  -------------
                              AMOUNT  RATIO  AMOUNT  RATIO  AMOUNT  RATIO

As of December 31, 1999:
Total capital-risk-based
(to risk-weighted assets):
   Bank                      $11,725  13.9%  $6,755 >= 8%  $8,443 >= 10%
   Consolidated               12,400  14.7%   6,757 >= 8%    N/A  >= N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                      $10,669  12.6%  $3,377 >= 4%  $5,066 >= 6%
   Consolidated               11,344  13.4%   3,378 >= 4%    N/A  >= N/A

Tier 1 capital-leverage
(to average assets):
   Bank                      $10,669   9.7%  $4,394 >= 4%  $5,493 >= 5%
   Consolidated               11,344  10.3%   4,396 >= 4%    N/A  >= N/A


                            Minimum Regulatory Capital Guidelines for Banks
                            -----------------------------------------------
                                              Adequately        Well
(Dollars in thousands)            Actual      Capitalized    Capitalized
                              -------------  -------------  -------------
                              AMOUNT  RATIO  AMOUNT  RATIO  AMOUNT  RATIO

As of December 31, 1998:
Total capital-risk-based
(to risk-weighted assets):
   Bank                      $10,208  15.9%  $5,131 >= 8%  $6,413 >= 10%
   Consolidated               10,882  17.0%   5,132 >= 8%    N/A  >= N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                      $ 9,406  14.7%  $2,565 >= 4%  $3,848 >= 6%
   Consolidated               10,079  15.7%   2,566 >= 4%    N/A  >= N/A

Tier 1 capital-leverage
(to average assets):
   Bank                      $ 9,406  12.3%  $3,056 >= 4%  $3,820 >= 5%
   Consolidated               10,079  13.1%   3,063 >= 4%    N/A  >= N/A


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company is required to disclose the fair value of its financial instruments where it is practical to estimate that value. The fair value estimates are made at a specific point in time based on relevant market information. Where available, quoted market prices are used to determine fair value. However, since numerous financial instruments lack quoted market prices, the Company utilized various estimation methodologies to determine the fair value. These estimation methodologies incorporate a significant number of assumptions based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in the assumptions could significantly affect the estimates.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999. Such amounts have not been revalued for purposes of these financial statements since December 31, 1999 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

    The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

    CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS WITH BANKS AND
FEDERAL FUNDS SOLD. The carrying amounts of cash and due from banks, interest-bearing deposits with banks, and Federal funds sold approximate their fair value.

    AVAILABLE FOR SALE SECURITIES. Fair values for securities are based on quoted market prices.

    LOANS. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

    DEPOSITS. The carrying amounts of demand deposits and savings deposits approximate their fair values. Fair values for certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

    OFF-BALANCE SHEET INSTRUMENTS. Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

    The estimated fair values of the Company's financial instruments were as follows:

                                                 December 31, 1999
                                             -----------------------
                                             Carrying           Fair
                                             --------           ----
Financial assets:
  Cash and due from banks                  $  7,583,110     $  7,583,110
  Securities available for sale               9,036,737        9,036,737
  Loans                                      90,122,900       89,674,627

Financial liabilities:
  Deposits                                   98,151,286       98,589,167
  Borrowings                                  2,395,136        2,395,136


NOTE 18 - DIVIDENDS

    The primary source of funds available to the Company to pay shareholder dividends and other expenses is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. During 1999 and 1998, the Company did not pay dividends to its shareholders.


NOTE 19 - PARENT COMPANY FINANCIAL INFORMATION

    This information should be read in conjunction with the other notes to the consolidated financial statements.

                    Parent Company Balance Sheets
                    -----------------------------
                                                          December 31,
                                                     ----------------------
Assets:                                              1999              1998
------                                               ----              ----
Cash                                            $   612,457       $   643,273
Investment in Bank                               10,636,769         9,450,414
Other assets                                        138,795            44,820
                                                 ----------        ----------
   Total Assets                                 $11,388,021       $10,138,507
                                                 ==========        ==========

Liabilities and Shareholders' Equity:
Accounts payable                                $    76,273       $    29,283
                                                 ----------        ----------
   Total Liabilities                            $    76,273       $    29,283
                                                 ----------        ----------

Common stock                                    $ 1,380,000       $ 1,380,000
Paid-in-capital                                   8,002,961         7,955,261
Retained earnings                                 1,966,766           744,224
Unrealized gain on securities                       (37,979)           29,739
                                                 ----------        ----------
   Total Shareholders' equity                   $11,311,748       $10,109,224
                                                 ----------        ----------
   Total Liabilities and Shareholders' equity   $11,388,021       $10,138,507
                                                 ==========        ==========


                           Parent Company Statements of Income
                           -----------------------------------
                                                Years Ended December 31,
                                             ------------------------------
Revenues:                                    1999                      1998
--------                                     ----                      ----
  Interest income                       $    29,069               $     9,411
  Rental income                                - -                     16,200
                                         ----------                ----------
     Total revenues                     $    29,069               $    25,611
                                         ----------                ----------

Expenses:
--------
  Depreciation and amortization         $     4,725               $     4,987
  Other expenses                             55,875                    50,812
                                         ----------                ----------
     Total expenses                     $    60,600               $    55,799
                                         ----------                ----------

(Loss) before equity in undistributed
  earnings of Bank                      $   (31,531)              $   (30,188)
Equity in undistributed earnings
  of Bank                                 1,254,073                   932,750
                                         ----------                ----------

Net income                              $ 1,222,542               $   902,562
                                         ==========                ==========


                     Parent Company Statements of Cash Flows
                     ---------------------------------------
                                                      Years Ended December 31,
                                                      ------------------------
Cash flows from operating activities:                    1999         1998
------------------------------------                     ----         ----
  Net income                                         $ 1,222,542   $   902,562
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed earnings of the Bank     (1,254,073)     (932,750)
  Depreciation and amortization                            4,725         4,987
 (Increase) in other asset                               (98,700)        6,299
 Increase in payables                                     46,990         7,950
                                                      ----------    ----------
Net cash provided by operating activities            $   (78,516)  $   (10,952)
                                                      ----------    ----------

Cash flows from investing activities:
------------------------------------
 Investment in Bank                                  $      - -    $(2,500,000)
 Sale of property                                           - -        179,671
                                                      ----------    ----------
Net cash provided by financing activities            $      - -    $(2,320,329)
                                                      ----------    ----------

Cash flows from financing activities:
------------------------------------
  Sale of stock                                      $      - -    $ 2,676,366
  Options, restricted stock                               47,700        40,094
                                                      ----------    ----------
Net cash used by financing activities                $    47,700   $ 2,716,460
                                                      ----------    ----------

Net (decrease) in cash and cash equivalents          $   (30,816)  $   385,179
Cash and cash equivalents, beginning of the year         643,273       258,094
                                                      ----------    ----------
Cash and cash equivalents, end of year               $   612,457   $   643,273
                                                      ==========    ==========


Item 8.  Changes in and Disagreements with Accountants on Accounting and
------   ----------------------------------------------------------------
Financial Disclosure.
--------------------

	There has been no occurrence requiring a response to this Item.


                                     Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
------   -------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

	The information relating to directors and executive officers of the Company contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders is incorporated herein by reference.


Item 10.  Executive Compensation
-------   ----------------------

	The information relating to executive compensation contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

	The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

	The information relating to certain relationships and related transactions contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders is incorporated herein by reference.


Item 13.  Exhibits and Reports on Form 8-K
-------   --------------------------------

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

	(b) REPORTS ON FORM 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 1999.



                              SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THOMASVILLE BANCSHARES, INC.

Dated:  March 30, 2000         By:  /s/ Stephen H. Cheney
                                    -------------------------
                                    Stephen H. Cheney
                                    President and Chief Executive Officer
                                    (Principal Executive and Accounting
                                    Officer)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                           Title                       Date

/s/ Stephen H. Cheney            President and Chief Executive    March 30, 2000
----------------------           Officer (Principal Executive and
Stephen H. Cheney                Accounting Officer) and Director


/s/ Charles H. Hodges, III       Executive Vice President         March 30, 2000
--------------------------       and Director
Charles H. Hodges, III


                                 Director                         March   , 2000
--------------------------
Charles A. Balfour


/s/ Clifford S. Campbell, Jr.    Director                         March 30, 2000
--------------------------
Clifford S. Campbell, Jr.


                                 Director                         March   , 2000
--------------------------
David A. Cone


/s/ Charles E. Hancock, M.D.     Director                         March 30, 2000
--------------------------
Charles E. Hancock, M.D.


/s/ Harold L. Jackson            Director                         March 30, 2000
--------------------------
Harold L. Jackson


                                 Director                         March   , 2000
--------------------------
David O. Lewis


/s/ Charles W. McKinnon, Jr.     Director                         March 30, 2000
--------------------------
Charles W. McKinnon, Jr.


/s/ Randall L. Moore             Director                         March 30, 2000
--------------------------
Randall L. Moore


                                 Director                         March   , 2000
--------------------------
Diane W. Parker


                                 Director                         March   , 2000
--------------------------
Cochran A. Scott, Jr.


/s/ Richard L. Singletary, Jr.   Director                         March 30, 2000
--------------------------
Richard L. Singletary, Jr.



                              EXHIBIT INDEX
                              -------------

      Exhibit
         No                     Description                          Page
      -------                   -----------                          ----

        21.1          Subsidiaries of Registrant
        27.1          Financial Data Schedule (for SEC use only)



                                 Exhibit 21.1
                                 ------------

                         SUBSIDIARIES OF THE REGISTRANT
                         ------------------------------

Thomasville National Bank, a national bank organized under the laws of the United States.