Form 10QSB
period 2000-03-31
THOMASVILLE BANCSHARES INC
filed 2000-05-15
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 2000.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ------------

                  Commission File No. 0-25929

                THOMASVILLE BANCSHARES, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


        Georgia                          58-2175800
------------------------   ------------------------------------
(State of Incorporation)   (I.R.S. Employer Identification No.)

     301 North Broad Street, Thomasville, Georgia  31792
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

	Common stock, $1.00 par value per share 1,380,000 shares issued and outstanding as of May 12, 2000.


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                          THOMASVILLE BANCSHARES, INC.
                            THOMASVILLE, GEORGIA
                          CONSOLIDATED BALANCE SHEETS

                                       March 31,     December 31,
                                         2000           1999
ASSETS                                (Unaudited)    (Unaudited)
------                                -----------    -----------
Cash and due from banks              $  4,487,995    $  7,064,353
Federal funds sold                      1,471,866         518,757
                                      -----------     -----------
  Total cash and cash equivalents    $  5,959,861    $  7,583,110
Investment securities:
 Securities available-for-sale,
 at market value                        6,676,605       9,036,737
Loans, net                             97,279,160      90,122,900
Property & equipment, net               3,516,181       3,581,025
Other real estate owned                   620,243         787,229
Other assets                            1,246,350       1,142,118
                                      -----------     -----------
  Total Assets                       $115,298,400    $112,253,119
                                      ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
 Non-interest bearing deposits       $ 15,018,848    $ 13,460,400
 Interest bearing deposits             85,629,976      84,690,886
                                      -----------     -----------
  Total deposits                     $100,648,824    $ 98,151,286
Borrowings                              2,280,451       2,395,136
Other liabilities                         657,010         394,949
                                      -----------     -----------
 Total Liabilities                   $103,586,285    $100,941,371
                                      -----------     -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,380,000
 shares issued & outstanding         $  1,380,000    $  1,380,000
Paid-in-capital                         8,016,261       8,002,961
Retained earnings                       2,369,852       1,966,766
Unrealized gain securities
 available-for-sale                       (53,998)        (37,979)
                                      -----------     -----------
 Total Shareholders' Equity          $ 11,712,115    $ 11,311,748
                                      -----------     -----------
 Total Liabilities and
  Shareholders' Equity               $115,298,400    $112,253,119
                                      ===========     ===========

              Refer to notes to the financial statements.



                       THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                     CONSOLIDATED STATEMENTS OF INCOME

                                         For the three months
                                            ended March 31,
                                         --------------------
                                         2000            1999
                                         ----            ----
Interest income                      $2,256,643       $1,747,661
Interest expense                      1,006,982          794,789
                                      ---------        ---------
Net interest income                  $1,249,661       $  952,872

Provision for possible loan losses       75,000           60,000
                                      ---------        ---------
Net interest income after provision
 for possible loan losses            $1,174,661       $  892,872
                                      ---------        ---------
Other income
 Gain on sale of mortgage loans      $    1,183       $      841
 Service charges                         27,925           23,250
 Other fees                             121,903          106,448
 Rental income                            4,600            6,900
                                      ---------        ---------
  Total other income                 $  155,611       $  137,439
                                      ---------        ---------

Salaries and benefits                $  357,386       $  310,398
Advertising                              34,803           26,010
Depreciation                             69,758           52,990
Amortization                              1,421            6,856
Data processing                           2,111           18,505
Regulatory fees and assessments          15,332           11,056
Other operating expenses                195,374          181,896
                                      ---------        ---------
  Total operating expenses           $  676,185       $  607,711
                                      ---------        ---------

Net income before taxes              $  654,087       $  422,600

Income taxes                            251,000          167,000
                                      ---------        ---------
Net income                           $  403,087       $  255,600
                                      =========        =========

Basic income per share               $      .29       $      .19
                                      =========        =========

Diluted income per share             $      .28       $      .18
                                      =========        =========

             Refer to notes to the financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                            Three Months Ended
                                                 March 31,
                                            --------------------
                                            2000            1999
                                            ----            ----
Cash flows from operating activities:  $   720,820      $   536,344
                                        ----------       ----------
Cash flows from investing activities:
  Decrease in other real estate owned  $   166,986      $      - -
  Purchase of fixed assets                  (4,914)         (24,435)
  (Increase) in loans                   (7,231,260)      (8,088,829)
  Purchase of securities, AFS                 - -        (1,000,000)
  Maturities, calls, paydowns, AFS       2,328,966        1,486,088
                                        ----------       ----------
Net cash used in investing activities  $(4,740,222)     $(7,627,176)
                                        ----------       ----------

Cash flows from financing activities:
  Reduction in borrowings              $  (114,685)     $      - -
  Increase in deposits                   2,497,538        3,295,507
  Options, restricted stock                 13,300           11,700
                                        ----------       ----------
Cash (used by) financing activities    $ 2,396,153      $ 3,307,207
                                        ----------       ----------

Net (decrease) in cash
 and cash equivalents                  $(1,623,249)     $(3,783,625)
Cash and cash equivalents,
 beginning of period                     7,583,110        8,410,920
                                        ----------       ----------
Cash and cash equivalents,
 end of period                         $ 5,959,861      $ 4,627,295
                                        ==========       ==========

              Refer to notes to the financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
        FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 2000


                                                          Accumulated
                  Common Stock                               Other
                ------------------     Paid in   Retained Comprehensive
                Shares   Par Value     Capital   Earnings    Income    Total
                ------   ---------     -------   --------    ------    -----
Balance,
 Dec 31,
 1998       1,380,000 $ 1,380,000 $ 7,955,261 $  744,224 $  29,739  $10,109,224
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 three-month
 period ended
 March 31, 1999  - -         - -       - -       255,600      - -       255,600

Net unrealized
 (losses) on
 securities,
 three- month
 period ended
 March 31, 1999  - -         - -       - -         - -     (12,595)     (12,595)
            ---------  ----------  ----------  ---------  --------   ----------

Stock options,
 restricted
 stock           - -         - -       11,700      - -        - -        11,700
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 March 31,
 1999       1,380,000 $ 1,380,000 $ 7,966,961 $  999,824 $  17,144  $10,363,929
            =========  ==========  ==========  =========  ========   ==========


Balance,
 December 31,
 1999       1,380,000 $ 1,380,000 $ 8,002,961 $1,966,766 $ (37,979) $11,311,748
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 March 31,
 2000          - -         - -          - -      403,087     - -        403,087

Net unrealized
 (losses) on
 securities,three-
 month period
 ended March 31,
 2000          - -         - -          - -         - -    (16,019)     (16,019)
            ---------  ----------  ----------  ---------  --------   ----------

Stock options,
 restricted
 stock           - -         - -       13,300      - -        - -        13,300
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 March 31,
 2000       1,380,000 $ 1,380,000 $ 8,016,261 $2,369,852 $ (53,998) $11,712,115
            =========  ==========  ==========  =========  ========   ==========

           Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                       THOMASVILLE, GEORGIA
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         MARCH 31, 2000


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1999.


NOTE 2 - SUMMARY OF ORGANIZATION

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on March 30, 1995, for the purpose of becoming a bank holding company for a proposed national bank, Thomasville National Bank (the "Bank") to be located in Thomasville, Georgia. In an initial public offering conducted during 1995, the Company sold and issued 600,000 shares of its $1.00 par value common stock. Proceeds from the above offering amounted to $5,972,407, net of selling expenses. The Company commenced banking operations on October 2, 1995. During the first calendar quarter of 1998, the Company declared a two-for-one stock split, effected in the form a 100% stock dividend, thus increasing the then total number of outstanding shares to 1,200,000.
During 1998, the Company conducted a secondary public offering and sold 180,000 shares of its $1.00 par value common stock for $2,676,366, net of selling expenses, thus increasing the number of outstanding shares to 1,380,000. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank's deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC"), subject to certain limitations imposed by the FDIC.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the accompanying consolidated financial statements.

	SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for all calendar-year entities beginning in January, 2000. This Statement applies to all entities and requires that all derivatives be recognized as assets or liabilities in the balance sheet, at fair values. Gains and losses of derivative instruments not designated as hedges will be recognized in the income statement. As the Company does not invest in derivative instruments, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

	SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" amends prior accounting standards, primarily SFAS 65, with respect to the classification of retained interests, such as mortgage-backed securities, following a securitization of mortgage loans held for sale. This statement became effective in the first quarter of 1999. Since the Company does not securitize mortgage loans, no financial statement impact has resulted from adopting this statement.

Item 2.	Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------------------
Results of Operations
---------------------

	Total consolidated assets increased by $3.0 million to $115.3 million during the three-month period ended March 31, 2000. The increase was generated through a $2.5 million increase in deposits, a $400,000 increase in retained earnings and a $100,000 increase in liabilities.
The Bank utilized the additional funds as follows: Cash and cash equivalents declined by $1.6 million to $6.0 million, investment securities declined by $2.4 million to $6.7 million, and loans increased by $7.0 million to $97.3 million.


Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $6.0 million, representing 5.2% of total assets. Investment securities, which amounted to $6.7 million, or 5.8%, of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. In addition, the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended March 31, 2000, total deposits increased from $98.1 million to $100.6 million, representing an annualized increase of 10.2%. The Company can make no assurances, however, that this level of growth can be maintained The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no known trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's         Minimum required
                        March 31, 2000      by regulator
                        --------------      ------------
Leverage ratio                9.9%               4.0%
Risk weighted ratio          13.6%               8.0%

As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.


Results of Operations
---------------------

For the three-month periods ended March 31, 2000 and 1999, net income amounted to $403,087 and $255,600, respectively. On a per share basis, basic and diluted income for the three-month period ended March 31, 2000 amounted to $.29 and $.28, respectively. For the three-month period ended March 31, 1999, basic and diluted income per share amounted to $.19 and $.18, respectively. The improvement in net income for the three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 1999, is primarily due to the following:

   a. Average total earning assets have increased from $81.6 million at March 31, 1999 to $104.0 million at March 31, 2000. The net increase of $22.4 million represents a 27.4% increase over a twelve-month period. The Company can make no assurances, however, that this level of growth can be maintained.

   b. As a consequence to the increase in earning assets, interest income, the most significant of all revenue items, increased from $1,747,661 for the three-month period ended March 31, 1999 to $2,256,643 for the three-month period ended March 31, 2000.
       The increase of $508,982 represents a 29.1% increase over a twelve-month period. Again, the Company can make no assurances that it will be able to continue to maintain this level of growth. Note that the yield on earning assets increased from 8.56% for the three-month period ended March 31, 1999 to 8.68% for the three-month period ended March 31, 2000.

   c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

	(Dollars in 000's	)
      Interest                            Interest
  Earning Assets/          Average        Income/      Yield/
Bearing Liabilities        Balance         Cost         Cost
-------------------        -------         ----         ----
Federal funds sold       $   1,880       $     26       5.42%
Securities                   7,682            113       5.88%
Loans                       94,394          2,118       8.97%
                          --------        -------       ----
  Total                  $ 103,956       $  2,257       8.68%
                          --------        -------       ----

Deposits and borrowings  $  87,662       $  1,007       4.59%
                          --------        -------       ----

Net interest income                      $  1,250
                                          =======

Net yield on earning assets                             4.81%
                                                        ====

Net interest income has increased from $952,872 for the three-month period ended March 31, 1999 to $1,249,661 for the three-month period ended March 31, 2000, a net increase of $296,789, or 31.1%.

   d. Other income increased from $137,439 for the three-month period ended March 31, 1999 to $155,611 for the three-month period ended March 31, 2000. This increase is primarily due to the increase in volume of transaction accounts. Other income as a percentage of total assets declined from .60% to .54% for the three-month periods ended March 31, 1999 and 2000, respectively.

   e. Total operating expenses increased from $607,711 for the three-month period ended March 31, 1999 to $676,185 for the three-month period ended March 31, 2000. Total operating expenses as a percentage of total assets declined from 2.66% at March 31, 1999 to 2.35% at March 31, 2000. The decline in the above ratio is due primarily to the attainment of economies of scale.

At December 31, 1999, the allowance for loan losses amounted to $1,109,707. By March 31, 2000, the allowance had grown to $1,114,292. The allowance for loan losses, as a percentage of gross loans, declined from 1.22% to 1.13% during the three-month period ended March 31, 2000. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material adverse effect on the Company's liquidity, capital resources, or results of operations.


Safe Harbor Statement Under the Private Securities Litigation Reform Act
------------------------------------------------------------------------
of 1995
-------

Certain statements in this Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risk and uncertainties , including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear than any projected results expressed or implied therein will not be recognized.



                      PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

	(a)  Exhibits.
	     -27.1 - Financial data schedule (for SEC use only).

	(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 2000.



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THOMASVILLE BANCSHARES, INC.
                             -------------------------------------
                             (Registrant)


Date: May 12, 2000       BY:  /s/ Stephen H. Cheney
      ---------------         ------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and
                              Accounting Officer)



Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Thomasville Bancshares, Inc. unaudited consolidated financial statements for the period ended March 31, 2000 and 1999 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                           Amount
-----------    ----------------                          March 31,
                                                           2000
                                                           ----
  9-03(1)        Cash and due from banks               $  4,487,995
  9-03(2)        Interest bearing deposits                        0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                     1,471,866
  9-03(4)        Trading account assets                           0
  9-03(6)        Investment and mortgage backed
                  securities held for sale                6,676,605
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                                  0
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                                    0
  9-03(7)        Loans                                   98,393,452
  9-03(7)(2)     Allowance for losses                     1,114,292
  9-03(11)       Total assets                           115,298,400
  9-03(12)       Deposits                               100,648,824
  9-03(13)       Short-term borrowings                    2,280,451
  9-03(15)       Other liabilities                          657,010
  9-03(16)       Long-term debt                                   0
  9-03(19)       Preferred stock -
                  mandatory redemption                            0
  9-03(20)       Preferred stock -
                  no mandatory redemption                         0
  9-03(21)       Common stocks                            1,380,000
  9-03(22)       Other stockholders' equity              10,332,115
  9-03(23)       Total liabilities and
                  stockholders' equity                  115,298,400
  9-04(1)        Interest and fees on loans               2,117,425
  9-04(2)        Interest and dividends
                  on investments                            139,218
  9-04(4)        Other interest income                            0
  9-04(5)        Total interest income                    2,256,643
  9-04(6)        Interest on deposits                       971,430
  9-04(9)        Total interest expense                   1,006,982
  9-04(10)       Net interest income                      1,249,661
  9-04(11)       Provision for loan losses                   75,000
  9-04(13)(h)    Investment securities gains/losses               0
  9-04(14)       Other expenses                             676,185
  9-04(15)       Income/loss before income tax              654,087
  9-04(17)       Income/loss before
                  extraordinary items                  $    654,087
  9-04(18)       Extraordinary items, less tax                    0
  9-04(19)       Cumulative change in
                  accounting principles                           0
  9-04(20)       Net income or loss                         403,087
  9-04(21)       Earnings per share - basic                     .29
  9-04(21)       Earnings per share - diluted                   .28
  I.B.5.         Net yield - interest earning
                  assets - actual                              4.81%
  III.C.1(a)     Loans on non-accrual                       148,252
  III.C.1(b)     Accruing loans past due
                  90 days or more                             1,490
  III.C.1(c)     Troubled debt restructuring                723,906
  III.C.2.       Potential problem loans                  1,748,960
  IV.A.1         Allowance for loan losses -
                  beginning of period                     1,109,707
  IV.A.2         Total chargeoffs                            73,024
  IV.A.3         Total recoveries                             2,609
  IV.A.4         Allowance for loan losses -
                  end of period                           1,114,292
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                          1,100,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                                   0
  IV.B.3         Loan loss allowance - unallocated           14,292