Form 10QSB
period 2000-06-30
THOMASVILLE BANCSHARES INC
filed 2000-08-14
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--- 	EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 2000.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
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

                          (912) 226-3300
-----------------------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)

                         Not Applicable
-----------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
                      Since Last Report)

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

	Common stock, $1.00 par value per share 1,380,000 shares issued and outstanding as of August 8, 2000.

                              (Page 1 of 17)



PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
    -----------------------------

                       THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                          At             At
                                       June 30,      December 31,
                                         2000           1999
ASSETS                                (Unaudited)    (Unaudited)
------                                -----------    -----------
Cash and due from banks              $  4,868,980    $  7,064,353
Federal funds sold                      1,390,506         518,757
                                      -----------     -----------
  Total cash and cash equivalents    $  6,259,486    $  7,583,110
Investment securities:
 Securities available-for-sale,
 at market value                        6,904,166       9,036,737
Loans, net                             96,605,634      90,122,900
Property & equipment, net               3,515,443       3,581,025
Other real estate owned                   529,429         787,229
Other assets                            1,264,503       1,142,118
                                      -----------     -----------
  Total Assets                       $115,078,661    $112,253,119
                                      ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits       $ 14,394,375    $ 13,460,400
 Interest bearing deposits             86,223,936      84,690,886
                                      -----------     -----------
  Total deposits                     $100,618,311    $ 98,151,286
Borrowings                              2,236,760       2,395,136
Other liabilities                         485,872         394,949
                                      -----------     -----------
 Total Liabilities                   $103,340,943    $100,941,371
                                      -----------     -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,380,000
 shares issued & outstanding         $  1,380,000    $  1,380,000
Paid-in-capital                         8,028,861       8,002,961
Retained earnings                       2,385,302       1,966,766
Unrealized gain securities
 available-for-sale                       (56,445)        (37,979)
                                      -----------     -----------
 Total Shareholders' Equity          $ 11,737,718    $ 11,311,748
                                      -----------     -----------
 Total Liabilities and
  Shareholders' Equity               $115,078,661    $112,253,119
                                      ===========     ===========

              Refer to notes to the financial statements.




                      THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
                  CONSOLIDATED STATEMENTS OF INCOME

                                         For the three months
                                            ended June 30,
                                      ------------------------
                                         2000          1999
                                         ----          ----
Interest income                       $2,430,100    $1,928,631
Interest expense                       1,098,163       856,773
                                       ---------     ---------
Net interest income                   $1,331,937    $1,071,858

Provision for possible loan losses        85,000        70,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $1,246,937    $1,001,858
                                       ---------     ---------

Other income
 Gain on sale of mortgage loans       $      875    $    2,252
 Service charges                          29,055        29,001
 Other fees                               96,134       141,355
 Rental income                             6,900         4,600
                                       ---------     ---------
  Total other income                  $  132,964    $  177,208
                                       ---------     ---------

Salaries and benefits                 $  364,928    $  321,565
Advertising and public relations          39,763        42,527
Depreciation                              39,572        56,316
Amortization                               2,131         2,131
Data processing                            1,717        11,045
Regulatory fees and assessments           15,509        11,139
Other operating expenses                 253,132       197,020
                                       ---------     ---------
  Total operating expenses            $  716,752    $  641,743
                                       ---------     ---------

Net income before taxes               $  663,149    $  537,323
Income taxes                             233,700       223,500
                                       ---------     ---------

Net income                            $  429,449    $  313,823
                                       =========     =========

Basic income per share                $      .31    $      .22
                                       =========     =========

Diluted income per share              $      .30    $      .21
                                       =========     =========

	Refer to notes to the consolidated financial statements.




                      THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
                  CONSOLIDATED STATEMENTS OF INCOME

                                          For the six months
                                            ended June 30,
                                      ------------------------
                                         2000          1999
                                         ----          ----

Interest income                       $4,686,743    $3,676,292
Interest expense                       2,105,145     1,651,562
                                       ---------     ---------
Net interest income                   $2,581,598    $2,024,730

Provision for possible loan losses       160,000       130,000
                                       ---------     ---------
Net interest income after provision
 for possible loan losses             $2,421,598    $1,894,730
                                       ---------     ---------
Other income
 Gain on sale of mortgage loans       $    2,058    $    3,093
 Service charges                          56,980        52,251
 Other fees                              218,037       247,803
 Rental income                            11,500        11,500
                                       ---------     ---------
  Total other income                  $  288,575    $  314,647
                                       ---------     ---------

Salaries and benefits                 $  722,314    $  631,963
Advertising and public relations          74,566        68,537
Depreciation                             109,330       109,306
Amortization                               3,552         8,987
Data processing                            3,828        29,550
Regulatory fees and assessments           30,841        22,195
Other operating expenses                 448,506       378,916
                                       ---------     ---------
  Total operating expenses            $1,392,937    $1,249,454
                                       ---------     ---------

Net income before taxes               $1,317,236    $  959,923
Income taxes                             484,700       390,500
                                       ---------     ---------

Net income                            $  832,536    $  569,423
                                       =========     =========

Basic income per share                $      .60    $      .41
                                       =========     =========

Diluted income per share              $      .58    $      .39
                                       =========     =========

    Refer to notes to the consolidated financial statements.



                  THOMASVILLE BANCSHARES, INC.
                     THOMASVILLE, GEORGIA
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)


                                              For the six-month period
                                                   Ended June 30,
                                            ---------------------------
                                               2000           1999
                                               ----           ----
Cash flows from operating activities:       $  1,070,404   $  1,006,589
                                             -----------    -----------
Cash flows from Investing Activities:
  Decrease in other real estate owned       $    257,800   $      -  -
  Purchase of fixed assets                       (43,748)      (251,309)
  Maturities, calls,
   paydowns, securities, AFS                   2,902,336      2,710,000
  Purchase of securities, AFS                   (788,231)    (3,418,484)
  (Increase) in loans                         (6,642,734)   (17,243,653)
                                             -----------    -----------
Net cash used by investing activities       $ (4,314,577)  $(18,203,446)
                                             -----------    -----------

Cash flows from Financing Activities:
  Options, restricted stock                 $     25,900   $     11,700
  Reduction in borrowings                       (158,376)     2,000,000
  Increase in deposits                         2,467,025     13,016,901
  Payment of cash dividend                      (414,000)          - -
                                             -----------    -----------
Net cash provided from financing activities $  1,920,549   $ 15,028,601
                                             -----------    -----------

Net (decrease) in cash and cash equivalents $ (1,323,624) $ (2,168,256) Cash and cash equivalents,
 beginning of period                           7,583,110      8,410,920
                                             -----------    -----------
Cash and cash equivalents, end of period    $  6,259,486   $  6,242,664
                                             ===========    ===========

              Refer to notes to the financial statements.



                     THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
     FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 2000


                                                          Accumulated
                  Common Stock                               Other
                ------------------     Paid in   Retained Comprehensive
                Shares   Par Value     Capital   Earnings    Income    Total
                ------   ---------     -------   --------    ------    -----
Balance,
 Dec 31,
 1998       1,380,000 $ 1,380,000 $ 7,955,261 $  744,224 $  29,739  $10,109,224
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 six-month
 period ended
 June 30, 1999   - -         - -       - -       569,423      - -       569,423

Net unrealized
 (losses) on
 securities,
 six-month
 period ended
 June 30, 1999   - -         - -       - -         - -     (47,934)     (47,934)
            ---------  ----------  ----------  ---------  --------   ----------

Stock options,
 restricted
 stock           - -         - -       11,700      - -        - -        11,700
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 June 30,
 1999       1,380,000 $ 1,380,000 $ 7,966,961 $1,313,647 $ (18,195) $10,642,413
            =========  ==========  ==========  =========  ========   ==========


Balance,
 December 31,
 1999       1,380,000 $ 1,380,000 $ 8,002,961 $1,966,766 $ (37,979) $11,311,748
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 six-month
 period ended
 June 30,
 2000          - -         - -          - -      832,536     - -        832,536

Net unrealized
 (losses) on
 securities, six-
 month period
 ended June 30,
 2000          - -         - -          - -         - -    (18,466)     (18,466)
            ---------  ----------  ----------  ---------  --------   ----------

Stock options,
 restricted
 stock           - -         - -       25,900      - -        - -        25,900

Dividends paid   - -         - -        - -     (414,000)     - -      (414,000)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 June 30,
 2000       1,380,000 $ 1,380,000 $ 8,028,861 $2,385,302 $ (56,445) $11,737,718
            =========  ==========  ==========  =========  ========   ==========


         Refer to notes to the consolidated financial statements.




                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           JUNE 30, 2000


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1999.


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
        ---------------------------------------------------------------
Results of Operations
---------------------

Total consolidated assets increased by $2.9 million to $115.1 million during the six-month period ended June 30, 2000. The increase was generated through a $2.5 million increase in deposits to $100.6 million and a $400,000 increase to $11.7 million in the equity accounts. The Bank utilized the above funds to increase its loan portfolio to $96.6 million, net of the allowance.


Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of its customers. The June 30, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $6.3 million, representing 5.4% of total assets. Investment securities, which amounted to $6.9 million, or 6.0%, of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.
There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by The Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's      Minimum required
                        June 30, 2000     by regulator
                        -------------   ----------------
Leverage ratio                9.5%             4.0%
Risk weighted ratio          13.0%             8.0%

As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.


Results of Operations
---------------------

For the three-month periods ended June 30, 2000 and 1999, net income amounted to $429,449 and $313,823, respectively. On a per share basis, basic and diluted income for the three-month period ended June 30, 2000 amounted to $.31 and $.30, respectively. For the three-month period ended June 30, 1999, basic and diluted income per share amounted to $.22 and $.21, respectively. The improvement in net income for the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999, is primarily due to the following:

  (i) Net interest income increased by approximately $260,000, due to a higher level of earning assets combined with higher yields on earning assets.

 (ii) The above increase in net interest income was more than adequate to cover a $44,000 reduction in non-interest income and a $75,000 increase in other operating expenses.

Net income for the six-month period ended June 30, 2000 amounted to $832,536, or $.58 per diluted share. These results compare favorably to the June 30, 1999 net income of $569,423, or $.39 per diluted share. The primary reasons for the increase in net income for the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999 are as follows:

        a. Average total earning assets increased from $87.3 million at June 30, 1999 to $106.2 million at June 30, 2000. The net increase of $18.9 million represents a 21.6% increase over a twelve-month period. There can be no assurances, however, that this level of growth can be maintained.

        b. As a consequence to the increase in earning assets, interest income, the most significant of all revenue items, increased from $3,676,292 for the six-month period ended June 30, 1999 to $4,686,743 for the six-month period ended June 30, 2000. The increase of $1,010,451 represents a 27.5% increase over a twelve-month period. Again, there can be no assurances that the Company can continue to maintain this level of growth.

        c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.


	The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

                       (Dollars in 000's)

      Interest                            Interest
  Earning Assets/           Average        Income/      Yield/
Bearing Liabilities         Balance         Cost         Cost
-------------------         -------       --------      ------
Federal funds sold       $     1,812    $       56       6.18%
Securities                     7,199           213       5.92%
Loans                         97,171         4,418       9.09%
  Total                  $   106,182    $    4,687       8.84%
                          ----------     ---------       ----

Deposits and borrowings  $    89,154    $    2,105       4.72%
                          ==========     ---------       ----
Net interest income                     $    2,582
                                         =========
Net yield on earning assets                              4.87%
                                                         ====

Net interest income has increased from $2,024,730 for the six-month period ended June 30, 1999 to $2,581,598 for the six-month period ended June 30, 2000, a net increase of $556,868, or 27.5%. Net yield on earning assets increased from 4.64% for the six-month period ended June 30, 1999 to 4.87% for the six-month period ended June 30, 2000.

        d. Other income declined from $314,647 for the six-month period ended June 30, 1999 to $288,575 for the six-month period ended June 30, 2000. Other income as a percentage of total assets declined from .61% of total assets at June 30, 1999 to .50% of total assets at June 30, 2000. The reasons for the above decline are twofold: (i) due to the rising interest rate environment, the Bank had experienced lower volume in mortgage refinancing, and thus lower fees, and (ii) there was a decline in fees earned from insufficient funds charges due to a decline in the number of overdraft accounts.

        e. Total operating expenses increased from $1,249,454 for the six-month period ended June 30, 1999 to $1,392,937 for the six-month period ended June 30, 2000. Despite the increase, however, total operating expenses as a percent of total assets remained unchanged at 2.41% over the one year span from June 30, 1999 to June 30, 2000. Management believes that operating expense as a percentage of total assets is currently low and is encouraged by the fact that it is not increasing.


At December 31, 1999, the allowance for loan losses amounted to $1,109,707. By June 30, 2000, the allowance had grown to $1,190,283. Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, remained constant at 1.22% of gross loans, at December 31, 1999 and at June 30, 2000. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.



                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The 2000 Annual Meeting of Shareholders of the Company was held on May 23, 2000. At the meeting, the following persons were elected as Class II directors to serve for a term of three years and until their successors are elected and qualified: Charles E. Hancock, M.D., Charles H. Hodges, III, Harold L. Jackson and Diane W. Parker.

The number of votes cast for and against the election of each nominee for director was as follows:

                              Votes      Votes      Votes
                               FOR      AGAINST    WITHHELD
                              -----     -------    --------
Charles E. Hancock, MD       913,671       0         800
Charles H. Hodges, III       914,271       0         200
Harold L. Jackson            914,271       0         200
Diane W. Parker              914,271       0         200

In addition, the shareholders of the Company ratified the appointment of Francis & Co., CPAs as auditors for the Company and its subsidiary for the fiscal year ending December 31, 2000. The number of votes for and against the ratification of Francis & Co., CPAs was as follows:

                              Votes      Votes
                               FOR      AGAINST
                              -----     -------
                             911,971     1,000

No other matters were presented or voted for at the Annual Meeting.

The following persons did not stand for reelection to the Board at the 2000 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Charles A. Balfour, Clifford S. Campbell, Jr., Stephen H. Cheney, David A. Cone, David O. Lewis, Charles W. McKinnon, Jr., Randall L. Moore, Cochran A. Scott, Jr. and Richard L. Singletary, Jr.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a)  Exhibits.
           -27.1 - Financial data schedule(for SEC use only).

      (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 2000



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THOMASVILLE BANCSHARES, INC.
                             ------------------------------------------
                             (Registrant)


Date: August 8, 2000     BY:  /s/ Stephen H. Cheney
      -----------------       -----------------------------------------
                              Stephen H. Cheney
                              President and Chief Executive Officer
                              (Principal Executive, Financial
                               and Accounting Officer)