Form 10QSB
period 2000-09-30
THOMASVILLE BANCSHARES INC
filed 2000-11-14
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 2000.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ---------------

                  Commission File No. 0-25929

                  THOMASVILLE BANCSHARES, INC.
---------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


        Georgia                          58-2175800
------------------------   ------------------------------------------
(State of Incorporation)   (I.R.S. Employer Identification No.)

       301 North Broad Street, Thomasville, Georgia  31792
---------------------------------------------------------------------
          (Address of Principal Executive Offices)

                          (912) 226-3300
---------------------------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)

                         Not Applicable
---------------------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

	Common stock, $1.00 par value per share 1,395,000 shares issued and outstanding as of November 13, 2000.

                                  (Page 1 of 16)


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
                     CONSOLIDATED BALANCE SHEETS

                                          At              At
                                     September 30,   December 31,
                                         2000            1999
ASSETS                                (Unaudited)     (Unaudited)
------                                -----------     -----------

Cash and due from banks              $  6,218,148    $  7,064,353
Federal funds sold                      2,157,908         518,757
                                      -----------     -----------
  Total cash and cash equivalents    $  8,376,056    $  7,583,110
Investment securities:
 Securities available-for-sale,
 at market value                        6,920,811       9,036,737
Loans, net                            102,606,445      90,122,900
Property & equipment, net               3,512,145       3,581,025
Other real estate owned                   547,259         787,229
Other assets                            1,513,439       1,142,118
                                      -----------     -----------
  Total Assets                       $123,476,155    $112,253,119
                                      ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
 Non-interest bearing deposits       $ 14,304,242    $ 13,460,400
 Interest bearing deposits             94,185,793      84,690,886
                                      -----------     -----------
  Total deposits                     $108,490,035    $ 98,151,286
Borrowings                              2,080,357       2,395,136
Other liabilities                         618,477         394,949
                                      -----------     -----------
 Total Liabilities                   $111,188,869    $100,941,371
                                      -----------     -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized,
 1,395,000 at September 30, 2000
 and 1,380,000 at December 31, 1999
 shares issued & outstanding         $  1,395,000    $  1,380,000
Paid-in-capital                         8,099,961       8,002,961
Retained earnings                       2,830,599       1,966,766
Unrealized (loss), securities
 available-for-sale                       (38,274)        (37,979)
                                      -----------     -----------
 Total Shareholders' Equity          $ 12,287,286    $ 11,311,748
                                      -----------     -----------
 Total Liabilities and
  Shareholders' Equity               $123,476,155    $112,253,119
                                      ===========     ===========

                 Refer to notes to the financial statements.



                      THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)


                                         Three months ended
                                            September 30,
                                       -----------------------
                                         2000          1999
                                         ----          ----
Interest income                       $2,471,105    $2,040,680
Interest expense                       1,189,113       934,455
                                       ---------     ---------
Net interest income                   $1,281,992    $1,106,225

Provision for possible loan losses        75,000        90,000
                                       ---------     ---------
Net interest income after provision
 for possible loan losses             $1,206,992    $1,016,225
                                       ---------     ---------
Other income
 Gain on sale of mortgage loans       $    1,673    $    1,970
 Service charges                          28,707        43,875
 Other fees                              164,229       142,974
 Rental income                             6,890         6,900
                                       ---------     ---------
  Total other income                  $  201,499    $  195,719
                                       ---------     ---------

Salaries and benefits                 $  371,368    $  341,125
Advertising and public relations          43,034        45,843
Depreciation                             104,994        66,392
Amortization                               2,131         2,131
Data processing                            1,311         5,322
Regulatory fees and assessments           15,703        12,359
Other operating expenses                 152,600       176,819
                                       ---------     ---------
  Total operating expenses            $  691,141    $  649,991
                                       ---------     ---------

Net income before taxes               $  717,350    $  561,953
Income taxes                             272,052       217,000
                                       ---------     ---------
Net income after taxes                $  445,298    $  344,953
                                       =========     =========

Basic income per share                $      .32    $      .25
                                       =========     =========
Diluted income per share              $      .31    $      .24
                                       =========     =========

      Refer to notes to the consolidated financial statements.




                  THOMASVILLE BANCSHARES, INC.
                     THOMASVILLE, GEORGIA
               CONSOLIDATED STATEMENTS OF INCOME
                         (UNAUDITED)


                                          Nine months ended
                                            September 30,
                                       ------------------------
                                         2000           1999
                                         ----           ----
Interest income                       $7,157,848     $5,716,972
Interest expense                       3,294,258      2,586,017
                                       ---------      ---------
Net interest income                   $3,863,590     $3,130,955

Provision for possible loan losses       235,000        220,000
                                       ---------      ---------
Net interest income after provision
 for possible loan losses             $3,628,590     $2,910,955
                                       ---------      ---------
Other income
 Gain on sale of mortgage loans       $    3,731     $    5,063
 Service charges                          85,687         96,126
 Other fees                              382,266        390,777
 Rental income                            18,390         18,400
                                       ---------      ---------
  Total other income                  $  490,074     $  510,366
                                       ---------      ---------

Salaries and benefits                 $1,093,682     $  973,088
Advertising and public relations         117,600        114,380
Depreciation                             214,324        175,698
Amortization                               5,683         11,118
Data processing                            5,139         34,872
Regulatory fees and assessments           46,544         34,554
Other operating expenses                 601,106        555,735
                                       ---------      ---------
  Total operating expenses            $2,084,078     $1,899,445
                                       ---------      ---------

Net income before taxes               $2,034,586     $1,521,876
Income taxes                             756,752        607,500
                                       ---------      ---------
Net income after taxes                $1,277,834     $  914,376
                                       =========      =========

Basic income per share                $      .92     $      .66
                                       =========      =========
Diluted income per share              $      .89     $      .64
                                       =========      =========

      Refer to notes to the consolidated financial statements.




                  THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)


                                               Nine months ended
                                                  September 30,
                                             --------------------------
                                                 2000           1999
                                                 ----           ----
Cash flows from operating activities:       $  1,547,304   $  1,455,454
                                             -----------    -----------

Cash flows from Investing Activities:
  Decrease in other real estate owned       $    239,970   $       - -
  Purchase of fixed assets                      (145,444)      (368,884)
  Maturities, paydowns on securities AFS       3,600,000      3,925,172
  Purchase of securities AFS                  (1,452,309)    (4,517,734)
  (Increase) in loans                        (12,718,545)   (17,244,009)
                                             -----------    -----------
Net cash used by investing activities       $(10,476,328)  $(18,205,455)
                                             -----------    -----------

Cash flows from Financing Activities:
  (Decrease) in borrowings                  $   (314,779)  $  2,000,000
  Payment of cash dividends                     (414,000)          - -
  Options, restricted stock                       37,000         11,700
  Exercise of stock options                       75,000           - -
  Increase in deposits                        10,338,749     15,457,895
                                             -----------    -----------
Net cash provided by financing activities   $  9,721,970   $ 17,469,595
                                             -----------    -----------

Net increase in cash and cash equivalents $ 792,946 $ 719,594 Cash and cash equivalents,
 beginning of period                           7,583,110      8,410,920
                                             -----------    -----------
Cash and cash equivalents, end of period    $  8,376,056   $  9,130,514
                                             ===========    ===========

               Refer to notes to the financial statements.




                    THOMASVILLE BANCSHARES, INC.
                       THOMASVILLE, GEORGIA
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
       FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 2000


                                                          Accumulated
                  Common Stock                               Other
                ------------------     Paid in   Retained Comprehensive
                Shares   Par Value     Capital   Earnings    Income    Total
                ------   ---------     -------   --------    ------    -----
Balance,
 Dec 31,
 1998       1,380,000 $ 1,380,000 $ 7,955,261 $  744,224 $  29,739  $10,109,224
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 nine-month
 period ended
 Sept 30, 1999   - -         - -       - -       914,376      - -       914,376

Net unrealized
 (losses) on
 securities,
 nine-month
 period ended
 Sept 30, 1999   - -         - -       - -         - -     (56,415)     (56,415)
            ---------  ----------  ----------  ---------  --------   ----------

Stock options,
 restricted
 stock           - -         - -       11,700      - -        - -        11,700
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Sept 30,
 1999       1,380,000 $ 1,380,000 $ 7,966,961 $1,658,600 $ (26,676) $10,978,885
            =========  ==========  ==========  =========  ========   ==========


Balance,
 December 31,
 1999       1,380,000 $ 1,380,000 $ 8,002,961 $1,966,766 $ (37,979) $11,311,748
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 nine-month
 period ended
 Sept 30,
 2000          - -         - -          - -    1,277,834     - -      1,277,834

Net unrealized
 (losses) on
 securities, nine-
 month period
 ended Sept 30,
 2000          - -         - -          - -         - -       (295)        (295)
            ---------  ----------  ----------  ---------  --------   ----------

Stock options,
 restricted
 stock           - -         - -       37,000      - -        - -        37,000

Exercise of
 15,000 stock
 options       15,000      15,000      60,000      - -        - -        75,000

Dividends paid   - -         - -        - -     (414,000)     - -      (414,000)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Sept 30,
 2000       1,395,000 $ 1,395,000 $ 8,099,961 $2,830,599 $ (38,274) $12,287,286
            =========  ==========  ==========  =========  ========   ==========

             Refer to notes to the consolidated financial statements.



                         THOMASVILLE BANCSHARES, INC.
                            THOMASVILLE, GEORGIA
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 2000



NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1999.


NOTE 2 - SUMMARY OF ORGANIZATION

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on March 30, 1995, for the purpose of becoming a bank holding company for a proposed national bank, Thomasville National Bank (the "Bank") to be located in Thomasville, Georgia. In an initial public offering conducted during 1995, the Company sold and issued 600,000 shares of its $1.00 par value common stock. Proceeds from the above offering amounted to $5,972,407, net of selling expenses. The Company commenced banking operations on October 2, 1995. During the first calendar quarter of 1998, the Company declared a two-for-one stock split, effected in the form a 100% stock dividend, thus increasing the then total number of outstanding shares to 1,200,000. During 1998, the Company conducted a secondary public offering and sold 180,000 shares of its $1.00 par value common stock for $2,676,366, net of selling expenses, thus increasing the number of outstanding shares to 1,380,000. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public. The Bank's deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC"), subject to certain limitations imposed by the FDIC.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting activities for derivatives. The Standard requires all derivatives to be (i) measured at fair market value and
(ii) recognized as either assets or liabilities in the balance sheet. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for one year. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." SFAS No. 138 amends certain provisions of SFAS No. 133. Adoption of the Standard is required for the Company's December 31, 2001, financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. The adoption of SFAS No. 133 is not expected to result in a material financial impact based on the Company's limited use of derivatives.


Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Total consolidated assets increased by $11.2 million to $123.5 million during the nine-month period ended September 30, 2000. The increase was generated through a $10.3 million increase in deposits, approximately a $100,000 increase in stated capital, and approximately a $900,000 increase in retained earnings. The Bank utilized the above funds to increase loans by $12.5 million, cash and cash equivalents by approximately $800,000 and other assets by approximately $400,000. Note that investment securities and other real estate owned were reduced by $2.1 million and approximately $300,000, respectively during the nine-month period ended September 30, 2000.


Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $8.4 million, representing 6.8% of total assets. Investment securities, which amounted to $6.9 million or 5.6% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. In addition, the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 2000, total deposits increased from $98.2 million at December 31, 1999 to $108.5 million at September 30, 2000, representing an annualized increase of 12.2%. There are no assurances, however, that this level of growth can be maintained. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                                 Bank's           Minimum required
                           September 30, 2000       by regulator
                           ------------------     ----------------
     Leverage ratio               10.0%                 4.0%
     Risk weighted ratio          13.7%                 8.0%

As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.


Results of Operations
---------------------

For the three-month periods ended September 30, 2000 and 1999, net income amounted to $445,298 and $344,953, respectively. On a per share basis, basic and diluted income for the three-month period ended September 30, 2000 amounted to $.32 and $.31, respectively. For the three-month period ended September 30, 1999, basic and diluted income per share amounted to $.25 and $.24, respectively. The improvement in net income for the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999, is primarily due to the following:

  (i)	 Net interest margin increased by approximately $176,000 due to a higher level of earning assets, combined with higher yields on earning assets.

 (ii)	 Non-interest income increased by approximately $5,000, due to an increase in the number of transactional accounts. In addition, the provision for loan losses was reduced by approximately $15,000.

(iii) The increase in net interest margin and non-interest income discussed above were more than adequate to cover a $41,000 increase in other operating expenses. The increase in other operating expenses was primarily due to (a) the hiring of new employees needed to service the increased volume in business and (b) other expenses, such as depreciation, supplies and postage, where the increases reflected the Company's growth.

Net income for the nine-month period ended September 30, 2000 amounted to $1,277,834, or $.89 per diluted share. These results compare favorably to the September 30, 1999 net income of $914,376, or $.64 per diluted share. The primary reasons for the increase in net income for the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999 are as follows:

   a. Average total earning assets have increased from $90.7 million at September 30, 1999 to $107.5 million at September 30, 2000. The net increase of $16.8 million represents an 18.5% increase over a twelve-month period. There can be no assurances, however, that this level of growth can be maintained.

   b. As a consequence of the increase in earning assets, interest income, the most significant of all revenue items, increased from $5,716,972 for the nine-month period ended September 30, 1999 to $7,157,848 for the nine-month period ended September 30, 2000.
       The increase of $1,440,876 represents a 25.2% increase over a twelve-month period. Again, there can be no assurances that the Company can continue to maintain this level of growth.

   c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

	 The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

	                                    (Dollars in 000's)
               Interest                         Interest
           Earning Assets/         Average      Income/      Yield/
         Bearing Liabilities       Balance        Cost         Cost
         -------------------       -------      --------     ------
          Federal funds sold       $   2,121    $    101       6.35%
          Securities                   7,023         313       5.94%
          Loans                       98,361       6,744       9.14%
                                    --------     -------       ----
            Total                  $ 107,505    $  7,158       8.88%
                                    --------     -------       ----
          Deposits and borrowings  $  89,903    $  3,294       4.89%
                                    --------     -------       ----
          Net interest income                   $  3,864
                                                 =======
          Net yield on earning assets                          4.79%
                                                               ====

Net interest income has increased from $3,130,955 for the nine-month period ended September 30, 1999 to $3,863,590 for the nine-month period ended September 30, 2000, a net increase of $732,635, or 23.4%. Net yield on earning assets increased from 4.60% for the nine-month period ended September 30, 1999 to 4.79% for the nine-month period ended September 30, 2000.

   d. Other income declined from $510,366 for the nine-month period ended September 30, 1999 to $490,074 for the nine-month period ended September 30, 2000. Other income as a percentage of total assets has declined from .64% of total assets at September 30, 1999 to .53% of total assets at September 30, 2000. The reasons for the above decline are twofold: (i) The rising interest rate environment caused a slow-down in mortgage refinancing, resulting in a lower fee income for the Bank and (ii) there was a decline in fees earned from insufficient funds charges due to a decline in the number of overdraft transactions.

   e. Total operating expenses have increased from $1,899,445 for the nine-month period ended September 30, 1999 to $2,084,078 for the nine-month period ended September 30, 2000. Total operating expenses as a percentage of total assets declined from 2.38% to 2.25% over the one year span from September 30, 1999 to September 30, 2000.
       The above decline is due to attainment of higher operational efficiencies.

At December 31, 1999, the allowance for loan losses amounted to $1,109,707.
By September 30, 2000, the allowance for loan losses had grown to $1,251,043. Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, declined from 1.22% to 1.20% during the nine-month period ended September 30, 2000. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain statements in this Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes and other risks as detailed from time to time in the Company's filings with the Securities and Exchange Commission. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes made it clear that any projected results expressed or implied therein will not be realized.



PART II - OTHER INFORMATION

Item 2.  Changes in Securities
------------------------------

	Pursuant to the exercise of stock options awarded pursuant to an employment agreement with the Company, on September 18, 2000, the Company issued 15,000 shares of Common Stock to an employee of the Company at an exercise price of $5.00 per share.

	The issuance of securities described above was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The securities were acquired by the recipient thereof for investment and with no view toward the resale or distribution thereof. The offer and sale of the above securities was made without any public solicitation and the stock certificates bear restrictive legends. No underwriter was involved in the transaction and no commissions were paid.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

	(a)  Exhibits.
	     -27.1 - Financial data schedule (for SEC use only).

      (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 2000.



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


Date: November 13, 2000  BY:  /s/ Stephen H. Cheney
      -----------------       -----------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial
                              and Accounting Officer)