Form 10KSB
period 2000-12-31
THOMASVILLE BANCSHARES INC
filed 2001-04-02
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                        -----------------------

                             FORM 10-KSB
                        -----------------------

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

              For the Fiscal Year Ended December 31, 2000
              -------------------------------------------

                     Commission File Number 0-25929

                      THOMASVILLE BANCSHARES, INC.

                         A Georgia Corporation
               (IRS Employer Identification No.58-2175800)
                         301 North Broad Street
                       Thomasville, Georgia 31792
                            (912) 226-3300
              -------------------------------------------

            Securities Registered Pursuant to Section 12(b)
                of the Securities Exchange Act of 1934:

                                   None
                                   ----

             Securities Registered Pursuant to Section 12(g)
                of the Securities Exchange Act of 1934:

                     Common Stock, $1.00 par value
                     -----------------------------

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the fiscal year ended December 31, 2000:   $10,523,264

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (1,098,143 shares) on March 15, 2001 was $18,668,431. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the Common Stock of the Registrant based on recent sales of the Common Stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant.

The number of shares outstanding of the Registrant's Common Stock, as of March 15, 2001: 1,395,000 shares of $1.00 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with its 2001 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this Report.

Transitional Small Business Disclosure Format (check one)  Yes      No  X
                                                               ---     ---



                                  PART I

            SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                      LITIGATION REFORM ACT OF 1995

     Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect,"
"estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


ITEM 1.  DESCRIPTION OF BUSINESS
- --------------------------------

GENERAL

     Thomasville Bancshares, Inc. (the "Company") is a Georgia corporation which was formed in March 1995 to act as the holding company for Thomasville National Bank (the "Bank"). The Bank opened for business in October 1995, and presently operates two branches in Thomasville, Georgia. The Bank is a full service commercial bank, without trust powers, and offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest-bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/ installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

     The holding company structure was adopted as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The Company provides flexibility for expansion of the banking business through the acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank, or raise capital otherwise in a manner which is unavailable to the Bank under existing banking regulations.

MARKET AREA AND COMPETITION

     The market area of the Bank consists of Thomas County, Georgia and is focused on Thomasville, the county seat. Thomas County has been experiencing steady growth in both jobs and banking deposits in recent years. Thomasville is a regional and commercial medical center for Southwest Georgia. Thomas County maintains a steady industrial and agricultural base, which has been expanding in recent years. The largest employers in the county include the John D. Archbold Memorial Hospital and Warners (foundation garments). Agricultural activities in the county are supported by the second largest fresh vegetable market in Georgia and a daily cash market for hogs, cattle and poultry.

     The populations of Thomasville and Thomas County are approximately
18,160 and 42,750, respectively. The median household income in Thomas County in 2000 was approximately $21,000 and the unemployment rate was 4.9% as of December 2000. Real estate values in the Bank's market area have generally appreciated over the last five years.

     Competition among financial institutions in the Bank's market area is intense. There are three commercial banks and a total of ten branches in Thomasville and four additional branches in smaller communities in Thomas County. In addition, there is one savings and loan association in Thomasville. There are also five credit unions headquartered in Thomas County.

     Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects the bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the offering of unique financial services products. The Bank is competing with financial institutions which have much greater financial resources, and which may be able to offer more services and possibly better terms to their customers. However, the management of the Bank believes that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2000 and 1999. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                       AVERAGE CONSOLIDATED ASSETS

                                          Year Ended          Year Ended
                                         December 31,        December 31,
                                             2000                1999
                                             ----                ----

     Cash and due from banks             $  3,617,758        $  3,447,332
     Tax-exempt securities                    121,918             500,000
     Taxable securities                     7,459,190           5,663,640
     Federal funds sold                     3,193,656           4,702,377
     Net loans                             99,289,816          81,613,939
                                          -----------         -----------
        Total earning assets              110,064,580          92,479,956
     Other assets                           5,557,934           4,637,469
                                          -----------         -----------
        Total assets                     $119,240,272        $100,564,757
                                          ===========         ===========

            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                          Year Ended          Year Ended
                                         December 31,        December 31,
                                             2000                1999
                                             ----                ----

     Non interest-bearing deposits       $ 13,280,206        $ 11,472,176
     NOW and money market deposits         43,374,521          34,275,892
     Savings deposits                       3,063,659           2,447,441
     Time deposits                         43,759,960          39,147,684
     Other borrowing                        2,918,698           1,659,585
     Other liabilities                        805,542             908,966
                                          -----------         -----------
       Total liabilities                 $107,202,586        $ 89,911,744
     Stockholders' equity                  12,037,686          10,653,013
                                          -----------         -----------
       Total liabilities
        and stockholders' equity         $119,240,272        $100,564,757
                                          ===========         ===========

     The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                          Year Ended December 31, 2000
                                          ----------------------------
                                         Average       Interest     Average
           Assets                        Amount      Earned/Paid   Yield/Rate
           ------                        -------       --------     -------
   Tax-exempt securities               $    121,918    $    4,227     5.25%(1)
   Taxable securities                     7,459,190       441,161     5.91%
   Federal funds sold                     3,193,656       201,287     6.30%
   Net loans                             99,289,816(2)  9,226,566(3)  9.29%
                                        -----------     ---------
    Total earning assets               $110,064,580    $9,873,241     8.97%
                                        ==========      =========

         Liabilities
         -----------
   NOW and money market deposits       $ 43,374,521    $1,802,192     4.15%
   Savings deposits                       3,063,659        91,895     3.00%
   Time deposits                         43,759,960     2,616,346     5.98%
   Other borrowings                       2,918,698       159,582     5.47%
                                        -----------     ---------
    Total interest-bearing liabilities $ 93,116,838    $4,670,015     5.02%
                                        ===========     =========

   Net yield on earning assets                                        4.72%
                                                                      ====

- ----------------------
(1)  The average yield on tax-exempt securities is tax equivalent.
(2)  At December 31, 2000, $118,256 in loans were not accruing interest.
(3) Interest earned on net loans includes $189,268 in loan fees and loan service fees.


                                          Year Ended December 31, 1999
                                          ----------------------------
                                         Average       Interest     Average
           Assets                        Amount         Earned       Yield
           ------                        -------       --------     -------

   Tax-exempt securities               $   500,000     $   16,308     5.00%(1)
   Taxable securities                    5,663,640        325,763     5.75%
   Federal funds sold                    4,702,377        236,801     5.04%
   Net loans                            81,613,939(2)   7,340,869(3)  8.99%
                                        ----------      ---------
    Total earning assets               $92,479,956     $7,919,936     8.56%
                                        ==========      =========

         Liabilities
         -----------
   NOW and money market deposits       $34,275,892     $1,258,287     3.67%
   Savings deposits                      2,447,441         73,461     3.00%
   Time deposits                        39,147,684      2,165,128     5.53%
   Other borrowings                      1,659,585         83,656     5.04%
                                        ----------      ---------
    Total interest-bearing liabilities $77,530,602     $3,580,532     4.62%
                                        ==========      =========

   Net yield on earning assets                                        4.69%
                                                                      ====

- ----------------------
(1)  The average yield on tax-exempt securities is tax equivalent.
(2)  At December 31, 1999, $143,597 in loans were not accruing interest.
(3) Interest earned on net loans includes $225,419 in loan fees and loan service fees.

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

                                       Year Ended December 31, 2000
                                              Compared to
                                       Year Ended December 31, 1999
                                       ----------------------------
                                       Increase (decrease) due to:
                                     Volume        Rate         Total
                                     ------        ----         -----
Interest earned on:
   Tax-exempt securities           $  (13,145)  $     869    $  (12,276)
   Taxable securities                 106,087       9,311       115,398
   Federal funds sold                (160,829)    125,315       (35,514)
   Net loans                        1,634,000     251,697     1,885,697
                                    ---------    --------     ---------
      Total interest income         1,566,113     387,192     1,953,305
                                    ---------    --------     ---------

Interest paid on:
   NOW and money market deposit       364,375     179,530       543,905
   Savings deposits                    18,434       --           18,434
   Time deposits                      266,885     184,333       451,218
   Other borrowings                    68,251       7,675        75,926
                                    ---------    --------     ---------
      Total interest expense          717,945     371,538     1,089,483
                                    ---------    --------     ---------
Change in net interest income      $  848,168   $  15,654    $  863,822
                                    =========    ========     =========


                                       Year Ended December 31, 1999
                                              Compared to
                                       Year Ended December 31, 1998
                                       ----------------------------
                                       Increase (decrease) due to:
                                     Volume        Rate         Total
                                     ------        ----         -----
Interest earned on:
   Tax-exempt securities           $   --       $     103    $      103
   Taxable securities                  95,039       1,618        96,657
   Federal funds sold                 102,922      (3,102)       99,820
   Net loans                        1,645,025    (307,178)    1,337,847
                                    ---------    --------     ---------
      Total interest income         1,842,986    (308,559)    1,534,427
                                    ---------    --------     ---------

Interest paid on:
   NOW and money market deposits      427,268     (48,354)      378,914
   Savings deposits                    26,677      (5,316)       21,361
   Time deposits                      261,591    (115,669)      145,922
   Other borrowings                    67,848        (307)       67,541
                                    ---------    --------     ---------
      Total interest expense          783,384    (169,646)      613,738
                                    ---------    --------     ---------
Change in net interest income      $1,059,602   $(138,913)   $  920,689
                                    =========    ========     =========


DEPOSITS

     The Bank offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                 Year Ended              Year Ended
                              December 31, 2000        December 31, 1999
                            ---------------------    --------------------
                             Average     Average     Average     Average
  Deposit Category           Amount     Rate Paid    Amount     Rate Paid
  ----------------           -------    ---------    -------    ---------
  Non interest-bearing
    demand deposits        $13,280,206     N/A      $11,472,176    N/A
  NOW and money
    market deposits         43,374,521    4.15%      34,275,892   3.67%
  Savings deposits           3,063,659    3.00%       2,447,441   3.00%
  Time deposits             43,759,960    5.98%      39,147,684   5.53%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2000:

                                         Time Certificate
                                           of Deposits
                                         ----------------
             3 months or less              $ 8,061,371
             3-6 months                      5,250,905
             6-12 months                     5,685,492
             over 12 months                  3,810,649
                                            ----------
               Total                       $22,808,417
                                            ==========


LOAN PORTFOLIO

     The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2000, the Bank had a legal lending limit for unsecured loans of up to $1,750,000 to any one person. See "Supervision and Regulation."

     While risk of loss in the Bank's loan portfolio is primarily tied to the credit quality of its various borrowers, risk of loss may also increase due to factors beyond the Bank's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank's real estate portfolio. Of the Bank's target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

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

     The following is a description of each of the major categories of loans in the Bank's loan portfolio:

     COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS

     Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small- and medium-sized businesses. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although the Bank typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable, and other assets.

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

     The following table presents various categories of loans contained in the Bank's loan portfolio as of the dates indicated and the total amount of all loans for such periods:

                                              As of               As of
Type of Loan                            December 31, 2000   December 31, 1999
- ------------                            -----------------   -----------------
Commercial, financial and agricultural     $ 29,605,383        $23,337,703
Real estate-construction                      3,510,851          4,853,604
Real estate-mortgage                         64,975,926         55,029,655
Installment and
  other loans to individuals                 10,391,363          8,011,645
                                            -----------         ----------
Subtotal                                    108,483,523         91,232,607
Less: Allowance for possible loan losses     (1,365,057)        (1,109,707)
                                            -----------         ----------
  Total (net of allowances)                $107,118,466        $90,122,900
                                            ===========         ==========

     The following is a presentation of an analysis of maturities of loans as of December 31, 2000:

                             Due in 1    Due After 1 to   Due After
Type of Loan               Year of Less     5 Years        5 Years      Total
- ------------               ------------  --------------   ----------    -----
                                              (In thousands)
Commercial, financial
  and agricultural           $20,784        $8,821          $ --       $29,605
Real estate-construction       3,511          --              --         3,511

     For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2000:

                                  Due in 1    Due After 1 to   Due After
Type of Loan                    Year of Less     5 Years        5 Years
- ------------                    ------------  --------------   ----------
                                              (In thousands)
Predetermined interest rate       $ 9,122        $3,871          $ --
Floating interest rate             15,173         4,950            --

     The Bank considers impaired loans to include all restructured loans, loans on which the accrual of interest had been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indication of potential credit weakness. At December 31, 2000 and 1999, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $3,295,241 and $791,039, respectively. The average recorded investment in impaired loans amounted to approximately $1,813,399 and $426,126 for the years ended December 31, 2000 and 1999, respectively. The allowance for loan losses related to impaired loans amounted to approximately $683,847 and $118,700 at December 31, 2000 and 1999, respectively. Interest income recognized on impaired loans for the years ended December 31, 2000 and 1999 amounted to $178,982 and $36,641, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2000 and 1999. The Bank has no commitments to lend additional funds to borrowers whose loans have been modified.

     As of December 31, 2000, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

     Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. At December 31, 2000, four loans with an aggregate principal balance of $30,890 were over 90 days past due but still accruing interest.

SUMMARY OF LOAN LOSS EXPERIENCE

     An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

               Analysis of the Allowance for Possible Loan Losses

                                                      Year ended
                                                      December 31,
                                                    ----------------
                                                     2000          1999
                                                     ----          ----

   Balance at beginning of period                 $1,109,707     $  868,477
                                                   ---------      ---------

   Charge-offs:
    Real estate loans                             $ (203,014)    $     --
    Installment and other loans to individuals       (36,825)       (50,451)
    Commercial, financial, agricultural              (18,875)       (76,060)
   Recoveries                                          4,064          2,741
                                                   ---------      ---------
   Net charge-offs                                  (254,650)      (123,770)
   Additions charged to operations                   510,000        365,000
                                                   ---------      ---------
   Balance at end of period                       $1,365,057     $1,109,707
                                                   =========      =========

   Ratio of net charge-offs during the
    period to average loans outstanding
    during the period                                 0.26%         0.15%
                                                      =====         =====

     At December 31, 2000 the allowance was allocated as follows:

                                                           Percent of loans
                                                           in each category
                                                  Amount    to total loans
                                                ----------     ---------

Commercial, financial and agricultural          $  396,000        27.3%
Real estate - construction                          67,000         3.2%
Real estate - mortgage                             706,000        59.9%
Installment and other loans to individuals         164,000         9.6%
Unallocated                                         32,057         N/A
                                                ----------       -----
   Total                                        $1,365,057       100.0%
                                                ==========       =====

     At December 31, 1999 the allowance was allocated as follows:

                                                           Percent of loans
                                                           in each category
                                                  Amount    to total loans
                                                ---------     ---------

Commercial, financial and agricultural          $  311,000        25.6%
Real estate - construction                          88,000         5.3%
Real estate - mortgage                             571,000        60.3%
Installment and other loans to individuals         122,000         8.8%
Unallocated                                         17,707         N/A
                                                ----------       -----
   Total                                        $1,109,707       100.0%
                                                =========       =====

LOAN LOSS RESERVE

     In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2000, 27.3% outstanding loans are in the category of commercial loans, which includes commercial, industrial and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 94.5% of these commercial loans at December 31, 2000 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

     The Company's consumer loan portfolio is also well secured. At December 31, 2000, 88.6% of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

     Real estate mortgage loans constituted 59.9% of outstanding loans at December 31, 2000. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

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

INVESTMENTS

     As of December 31, 2000, investment securities comprised approximately 8.2% of the Bank's assets and net loans comprised approximately 75.9% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the dates indicated, the book value of the Bank's investments. All securities held at December 31, 2000 and 1999 were categorized as available-for-sale.

                                                    December 31,
                                                    ------------
                                                2000             1999
                                                ----             ----
  Obligations of U.S. Treasury
    and other U.S. Agencies                  $10,825,563     $ 8,032,437
  Corporate equity                               240,000           --
  Tax-exempt securities                            --            500,000
  Federal Reserve and
    Federal Home Loan Bank stock                 570,500         504,300
                                              ----------      ----------
  Total                                      $11,636,063     $ 9,036,707
                                              ==========      ==========

     The following table indicates as of December 31, 2000 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                       Weighted Average
                                          Amount           Yield
                                          ------       ----------------
  Obligation of U.S. Treasury
   and other U.S. Agencies:
     0 - 1 years                        $ 6,165,742           6.19%
     Over 1 through 5 years               4,659,821           6.35%
     Over 5 through 10 years                  --               --
     Over 10 years                            --               --

  Federal Reserve Bank and Federal
   Home Loan Bank Stock, no maturity        570,500           6.87%

  Corporate equity, no maturity             240,000            --
                                         ----------

  Total                                 $11,636,063           6.16%
                                         ==========           =====

RETURN ON EQUITY AND ASSETS

     Returns on average consolidated assets and average consolidated equity for the periods indicated were as follows:

                                         Years ended December 31,
                                         ------------------------
                                            2000          1999
                                            ----          ----
Return on Average Assets                    1.27%         1.22%
Return on Average Equity                   12.60%        11.50%
Average Equity to Average Assets Ratio     10.10%        10.60%
Dividend Payout Ratio                       --            --

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

CORRESPONDENT BANKING

     Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. Such correspondent arrangements are governed, in part, by the provisions of 12 C.F.R. 32.107 and OCC Banking Circular 181 (Rev.) (August 2, 1984).

     The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2000, the Bank had outstanding participations totaling $2,747,711.

DATA PROCESSING

     The Bank performs a full range of data processing services internally, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.

EMPLOYEES

     The Bank presently employs three persons on a part-time basis and 34 persons on a full-time basis, including eight officers. The Bank plans to hire additional persons as needed, including additional tellers and financial service representatives.

MONETARY POLICIES

     The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

REGISTRAR AND TRANSFER AGENT

     SunTrust Bank, Atlanta serves as the Transfer Agent and Registrar for the Common Stock.

SUPERVISION AND REGULATION

GENERAL

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

     The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, as amended, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisition of banks by bank holding companies were repealed, such that the Company, or any other bank holding company located in Georgia, may acquire a bank located in any other state, and a bank holding company located outside Georgia may acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

     De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws. The State of Georgia has enacted an interstate banking statute which authorizes bank holding companies located throughout the United States to acquire banks and bank holding companies located in Georgia under certain conditions. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Georgia generally. Establishment of de novo bank branches in Georgia by out-of-state financial institutions is not permitted under Georgia law.

     A bank holding company which has not elected to become a financial holding company ("FHC") under the Gramm-Leach-Bliley Act, as discussed below, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, non-FHC bank holding companies may still engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

     The list of permissible nonbanking activities includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

     In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Generally, bank holding companies must obtain approval of the Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect an activity for which Federal Reserve Board approval had been obtained.

     The Company is also regulated by the Georgia Banking Department under the Financial Institutions Code of Georgia, which requires a Georgia bank holding company to obtain the prior approval of the Georgia Banking Department before (i) acquiring 5% or more of the voting shares of any bank; or (ii) all or substantially all of the assets of a bank; or (iii) before merging or consolidating with any other bank holding company; or (iv) taking any action that causes any company to become a bank holding company; or (v) taking any action that causes a bank to become a subsidiary of a bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any bank unless the bank being acquired has been in existence and continuously operating as a bank for a period of five years or more prior to the date of acquisition.

     As a national bank, the Bank is subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, a national bank situated in the State of Georgia must obtain the prior approval of the Georgia Banking Department before establishing any branch offices or bank facilities. The Bank is also subject to Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law when dealing with the Company and other affiliates. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

     Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that each loan or extension of credit is fully secured by readily marketable collateral having a market value, determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the OCC and which are made to a financial institution or to any agent in charge of the business and property of a financial institution.

GRAMM-LEACH-BLILEY

     The Gramm-Leach-Bliley Act, enacted on November 12, 1999, eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956 and the Securities Exchange Act of 1934, among other statutes. The Gramm-Leach-Bliley Act allows for the affiliation of banking, securities and insurance activities in new financial services organizations.

     The Gramm-Leach-Bliley Act permits the Company to engage in activities that are "financial in nature." Such activities include security and insurance underwriting, investment banking, and limited merchant banking investing in commercial and industrial companies. To be eligible for such activities, the Company must qualify as a FHC and file a declaration as a FHC with the Federal Reserve. To qualify as a FHC, the Company must be "well-capitalized," "well managed" and have at least a satisfactory rating under the Community Reinvestment Act. Further, the Company, if it elects FHC status, can pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Gramm-Leach-Bliley Act also allows the Bank, with OCC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Gramm-Leach-Bliley Act as being financial in nature. However, a financial subsidiary is not permitted to engage in activities such as insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. In addition, any financial subsidiary of the Bank would generally be treated as an affiliate of the Bank, rather than as a subsidiary, for purposes of affiliate transaction restrictions of the Federal Reserve Act.

     It is expected that the Gramm-Leach-Bliley Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

CAPITAL ADEQUACY REQUIREMENTS

     Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in the risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk level of a particular asset, it is assigned to a risk category.

     For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are then added together to determine total risk-weighted assets.

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

     Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies. The OCC requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth maintain ratios of at least 4% Tier 1 capital to total assets. The Federal Reserve Board also requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

     The FDIC has also adopted a rule substantially similar to that issued by the Federal Reserve Board, that establishes a minimum leverage ratio of 3% and provides that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement should contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

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

     The OCC, the Federal Reserve Board and the FDIC have added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

PROMPT CORRECTIVE ACTION

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized,"
"adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

     As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

     The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:


                              Total Risk-     Tier 1 Risk-       Tier 1
                             Based Capital    Based Capital    Leverage
                                Ratio            Ratio           Ratio
                             -------------    -------------     --------
Well capitalized(1)          greater than     greater than    greater than
                             or equal to 10%  or equal to 6%  or equal to 5%
Adequately capitalized(1)    greater than     greater than    greater than
                             or equal to 8%   or equal to 4%  or equal 4% (2)
Undercapitalized(4)          less than 8%     less than 4%    less than 4% (3)
Significantly
 undercapitalized(4)         less than 6%     less than 3%    less than 3%
Critically undercapitalized      --               --          less than or
                                                              equal to 2% (5)
____________________
(1)  An institution must meet all three minimums.
(2) Greater than or equal to 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) Less than 3% for composite 1-rated institutions, subject to applicable federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5)  Ratio of tangible equity to total assets.

     In addition, the Federal Reserve Board, the OCC and the FDIC have adopted regulations, pursuant to the FDICA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

REPORTING REQUIREMENTS

     As a national bank, the Bank is subject to examination and review by the OCC. This examination is typically completed on-site every 18 months and is subject to off-site review at call. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

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


ITEM 2.  DESCRIPTION OF PROPERTY
- --------------------------------

     The Bank's main office is located at 301 North Broad Street in Thomasville, Georgia. The building contains approximately 8,500 square feet of finished space and also contains an additional 2,000 square feet of unfinished space which may be built out in the future should the Bank require additional space for expansion. The building contains a lobby, a vault, eight offices, four teller stations, three drive-in windows, a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations.

     The Bank also operates a branch office at 1320 Remington Avenue in Thomasville, Georgia. The branch facility consists of 2,400 square feet of space and contains of a lobby, four inside teller stations, three drive-up windows and a drive-up ATM.


ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     No matter was submitted during the quarter ended December 31, 2000 to a vote of security holders of the Company.



                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- -----------------------------------------------------------------

MARKET INFORMATION

     During the period covered by this report and to date, there was no established public trading market for the Company's common stock.

HOLDERS OF COMMON STOCK

     As of March 27, 2001, the number of holders of record of the Company's common stock was 734.

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

     The Bank is restricted in its ability to pay dividends under the
national banking laws and by OCC regulations.  Pursuant to 12 U.S.C.   56, a
national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C.
  60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than 1/10 of the Bank's net income of the preceding two consecutive half-year periods (in the case of an annual
dividend).  Pursuant to 12 U.S.C.   60(b), OCC approval is required if the
total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, related notes and statistical information included elsewhere herein.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     For the year ended December 31, 2000, assets grew and earnings improved. Total assets increased by 25.7% from $112,253,119 in 1999 to $141,107,664 in
2000.  Net loans increased from $90,122,900 in 1999 to $107,118,466 in 2000
due to strong loan demand coupled with a focused marketing effort.   Net
charge-offs for 2000 were $254,650 compared to $123,770 in 1999, an increase of $130,880. At December 31, 2000, the Bank's loan loss reserve ratio was 1.26% of total loans, as compared to 1.23% at December 31, 1999.

     Deposits increased during 2000 by $27,742,509, or 28.3%, from $98,151,286 to $125,893,795. The majority of the increase was attributable to marketing efforts. The Bank's investment portfolio increased $2,599,326, or 28.8%, from $9,036,737 to $11,636,063 during 2000.

     The Bank's loan to deposit ratio was 85.1% for 2000, compared to 91.8% in 1999. Despite the decline in the above ratio, earnings increased significantly in 2000 because of higher levels of average earning assets, from $92.5 million in 1999 to $110.1 million in 2000. Non-interest expense increased by $287,632 from $2,605,370 for 1999 to $2,893,002 for 2000. This increase was the result of a higher level of transactional activity in the Bank. Non-interest income increased by $35,515 from $614,508 for 1999 to $650,023 for 2000. This increase was due to the increase in transactional volume. As a consequence of the increase in net interest margin and non-interest income and despite the increase in overhead expense, net income increased by $296,026, or 24.2%, from $1,222,542 in 1999 to $1,518,568 in
2000.

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

NET INTEREST INCOME

     The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

     Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the period indicated.

                                  Year Ended                Year Ended
                               December 31, 2000         December 31, 1999
                               -----------------         -----------------
                                     Interest                   Interest
                            Average  Income/  Yield     Average Interest Yield
                            Balance  Expense   Cost     Balance Expense   Cost
                            -------- -------  -----     ------- -------- -----

                                          (Dollars in Thousands)

Federal funds sold          $  3,194  $  201  6.30%    $ 4,702  $  237  5.04%

Securities                     7,581     445  5.88%      6,164     342  5.55%
Loans, net                    99,290   9,227  9.29%     81,614   6,003  8.99%
                             -------   -----            ------   -----
  Total earning assets      $110,065  $9,873  8.97%    $92,480  $7,920  8.56%
                             =======   =====            ======   =====

Interest bearing deposits   $ 90,198  $4,510  5.00%    $75,870  $3,497  4.60%
Other borrowings               2,919     160  5.48%      1,660      84  5.04%
                             -------   -----            ------   -----
  Total interest-
   bearing liabilities      $ 93,117  $4,670  5.02%    $77,530  $3,581  4.62%
                             =======   =====            ======   =====

Net yield on
  earning assets                              4.72%                     4.69%

     Net yield on interest-earning assets for the years ended December 31, 2000 and 1999 was 4.72% and 4.69%, respectively. This slight increase in the net yield on earnings assets is attributed to the fact that the increase in the yield on earnings assets (41 basis points) was slightly larger than the increase in the cost of funds (40 basis points). The increase in the net yield on earning assets combined with the increase in average earning assets resulted in the increase in net interest income, from $4,339,404 in 1999 to $5,203,226 in 2000.

NON-INTEREST INCOME

     Non-interest income for the years ended December 31, 2000 and 1999 amounted to $650,023 and $614,508, respectively. As a percentage of average assets, non-interest income decreased from .61% in 1999 to .55% in 2000. The reduction in non-interest income as a percent of average earning assets during calendar year 2000 reflects the competitive environment in which the Bank operates.

     The following table summarizes the major components of non-interest income for the year ended December 31, 2000 and 1999.

                                              Year Ended December 31,
                                              -----------------------
                                                 2000         1999
                                                 ----         ----
   Service fees on deposit accounts            $497,589     $510,226
   Miscellaneous, other                         152,434      104,282
                                                -------      -------
   Total non-interest income                   $650,023     $614,508
                                                =======      =======

NON-INTEREST EXPENSE

     Non-interest expense increased from $2,605,370 in 1999 to $2,893,002 in 2000. As a percentage of total average assets, non-interest expenses decreased from 2.59% in 1999 to 2.43% in 2000. Management attributes the decrease in the ratio of non-interest expense to average assets to numerous programs and procedures undertaken during 2000 to attain higher operational efficiencies.

                                              Year Ended December 31,
                                              -----------------------
   Non-Interest Expense                          2000         1999
   --------------------                          ----         ----
   Salaries and benefits                      $1,479,560   $1,353,321
   Data processing, ATM                          183,553      180,086
   Advertising and public relations              142,067      147,958
   Depreciation and amortization                 291,111      257,295
   Other operating expenses                      796,711      666,710
                                               ---------    ---------
     Total non-interest expense               $2,893,002   $2,605,370
                                               =========    =========

ALLOWANCE FOR LOAN LOSSES

     During 2000, the allowance for loan losses increased from $1,109,707 to $1,365,057. During 2000, the allowance for loan losses as a percent of gross loans increased from 1.23% to 1.26%. Net charge-offs during 2000 amounted to $254,650, or .26% of average loans. During 1999, the allowance for loan losses increased from $868,477 to $1,109,707. During 1999, the allowance for loan losses as a percent of gross loans decreased from 1.25% to 1.23. Net charge-offs during 1999 amounted to $123,770, or .15% of average loans. As of December 31, 2000, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to manage rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risk.

     The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at December 31, 2000 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of rate sensitivity.

                                    After
                                    three    After
                                    months    six
                                     but     months   After one
                            Within  within    but      year but   After
                            three    six     within     within    five
                            months  months  one year  five years  years  Total
                            ------  ------  --------  ----------  -----  -----
                                       (In thousands, except ratios)
EARNING ASSETS
Loans                      $46,851 $  5,855  $ 10,998  $40,526  $ 4,254 $108,484
Available-for-sale
 securities                  2,973      797     2,396    4,660      810   11,636
Federal funds sold           8,622     --        --       --       --      8,622
                            ------  -------   -------   ------   ------  -------
Total earning assets       $58,446 $  6,652  $ 13,394  $45,186  $ 5,064 $128,742
                            ======  =======   =======   ======   ======  =======

SUPPORTING SOURCE OF FUNDS

Interest-bearing demand
  deposits and savings     $62,292 $   --    $   --    $  --    $  --   $ 62,292
Certificates,
  less than $100M            5,763    5,944     6,524    7,232     --     25,463
Certificates,
  $100M and over             8,061    5,251     5,685    3,811     --     22,808
Borrowings                    --       --        --      1,000    1,000    2,000
                            ------  -------   -------   ------   ------  -------
Total interest-
  bearing liabilities      $76,116 $ 11,195  $ 12,209  $12,043  $ 1,000 $112,563
                            ======  =======   =======   ======   ======  =======

Interest rate
  sensitivity gap         $(17,670) $ (4,543) $  1,185  $33,143  $ 4,064 $16,179

Cumulative gap            $(17,670) $(22,213) $(21,028) $12,115  $16,179 $16,179

Interest rate
  sensitivity gap ratio      0.77     0.59      1.10     3.75    5.06      1.14

Cumulative interest rate
  sensitivity gap ratio      0.77     0.75      0.79     1.11    1.14      1.14

     As evidenced by the table above, at December 31, 2000, the Company was liability sensitive up to one year, and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rates would reduce income for one year and increase income thereafter. Conversely, a decline in interest rates would increase income for one year and decrease income thereafter. This, however, assumes that all other factors affecting income remain constant.

     As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

LIQUIDITY

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity is its ability to maintain and increase deposits through the Bank. Deposits grew by $27.7 million during 2000 and by $21.0 million in 1999.

     Below are the pertinent liquidity balances and ratios at December 31, 2000 and 1999:

                                                    December 31,
                                              ----------------------
                                                  2000        1999
                                                  ----        ----

  Cash and cash equivalents                   $17,115,813  $7,583,110
  Securities                                   11,636,063   9,036,737
  CDs,over $100,000 to total deposits ratio      17.7%       17.2%
  Loan to deposit ratio                          85.1%       91.8%
  Brokered deposits                               --          --

     Cash and cash equivalents are the primary source of liquidity. At December 31, 2000, cash and cash equivalents amounted to $17.1 million, representing 12.1% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $6.2 million of the $11.6 million in the Bank's securities portfolio is scheduled to mature in 2001.

     At December 31, 2000, large denomination certificates accounted for 17.7% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Thomas County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Thomas County, as outside depositors are believed to be more likely to be interest rate sensitive.

     Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2000, the Company had no brokered deposits in its portfolio.

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

     The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital by total assets. For banks that are not rated CAMELS 1 by their primary regulator, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

     In 1996, a new rule was adopted by the Federal Reserve Board, the OCC and the FDIC that added a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, those three agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasized the necessity of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

     The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2000:

                                                          Minimum
                                                         Regulatory
                                    December 31, 2000    Requirement
                                    -----------------    -----------
 Bank
 ----
 Tier 1 Capital                           11.7%              4.0%
 Tier 2 Capital                            1.3%              N/A
                                          ----
    Total risk-based capital ratio        13.0%              8.0%
                                          ====

 Leverage ratio                            9.9%              3.0%
                                          ====

 Company - Consolidated
 ----------------------
 Tier 1 Capital                           12.5%              4.0%
 Tier 2 Capital                            1.2%              N/A
                                          ----
    Total risk-based capital ratio        13.7%              8.0%
                                          ====

 Leverage ratio                           10.5%              3.0%
                                          ====

     The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.


ITEM 7.  FINANCIAL STATEMENTS
- -----------------------------

     The following financial statements are filed with this report:

     Independent Auditors' Report

     Consolidated Balance Sheet as of December 31, 2000 and 1999

     Consolidated Statement of Income for the Years Ended December 31, 2000, 1999 and 1998

     Consolidated Statement of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

     Consolidated Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements



                      Report of Independent Accountants



Board of Directors
Thomasville Bancshares, Inc.
Thomasville, Georgia

	We have audited the accompanying consolidated balance sheets of Thomasville Bancshares, Inc., (the "Company"), and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomasville Bancshares, Inc., and subsidiary at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                      /s/ Francis & Co., CPAs

Atlanta, Georgia
February 14, 2001



                     THOMASVILLE BANCSHARES, INC.
                       THOMASVILLE, GEORGIA
                     Consolidated Balance Sheets


                                                    As of December 31,
                                                    -------------------
ASSETS                                             2000             1999
- ------                                             ----             ----
Cash and due from banks                        $  8,493,734    $   7,064,353
Federal funds sold, net                           8,622,079          518,757
                                                -----------     ------------
  Total cash and cash equivalents              $ 17,115,813    $   7,583,110
Securities:
 Available-for-sale at fair value                11,636,063        9,036,737
Loans, net                                      107,118,466       90,122,900
Property and equipment, net                       3,434,425        3,581,025
Other real estate owned                             137,844          787,229
Other assets                                      1,665,053        1,142,118
                                                -----------      -----------
  Total Assets                                 $141,107,664     $112,253,119
                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Liabilities:
 Deposits
  Non-interest bearing deposits                $ 15,330,627     $ 13,460,400
  Interest bearing deposits                     110,563,168       84,690,886
                                                -----------      -----------
       Total deposits                          $125,893,795     $ 98,151,286
 Borrowings                                       2,000,000        2,395,136
 Other liabilities                                  633,621          394,949
                                                -----------      -----------
  Total Liabilities                            $128,527,416     $100,941,371
                                                -----------      -----------

Commitments and Contingencies

Shareholders' Equity:
 Common stock,$1.00 par value, 10,000,000
 shares authorized; 1,395,000 (2000)and
 1,380,000 (1999) shares issued
 and outstanding                               $  1,395,000     $  1,380,000
Paid-in-capital                                   8,112,061        8,002,961
Retained earnings                                 3,071,334        1,966,766
Accumulated other comprehensive income                1,853          (37,979)
                                                -----------      -----------
   Total Shareholders' Equity                  $ 12,580,248     $ 11,311,748
                                                -----------      -----------
   Total Liabilities and
    Shareholders' Equity                       $141,107,664     $112,253,119
                                                ===========      ===========


             Refer to notes to the consolidated financial statements.



                    THOMASVILLE BANCSHARES, INC.
                       THOMASVILLE, GEORGIA
                   Consolidated Statements of Income


                                                   For the Years Ended
                                                       December 31,
                                                    ------------------
Interest Income:                                   2000             1999
- ---------------                                    ----             ----
 Interest and fees on loans                    $  9,226,566     $  7,340,869
 Interest on investment securities                  445,388          342,266
 Interest on federal funds sold                     201,287          236,801
                                                -----------      -----------
    Total interest income                      $  9,873,241     $  7,919,936
Interest Expense:
- ----------------
 Interest on deposits and borrowings              4,670,015        3,580,532
                                                -----------      -----------
Net interest income                            $  5,203,226     $  4,339,404
Provision for possible loan losses                  510,000          365,000
                                                -----------      -----------
Net interest income after provision for
  possible loan losses                         $  4,693,226     $  3,974,404
                                                -----------      -----------

Other Income:
- ------------
 Service fees on deposit accounts              $    497,589     $    510,226
 Miscellaneous, other                               152,434          104,282
                                                -----------      -----------
     Total other income                        $    650,023     $    614,508
                                                -----------      -----------

Other Expenses:
- --------------
  Salaries and benefits                        $  1,479,560     $  1,353,321
  Data processing and ATM                           183,553          180,086
  Advertising and public relations                  142,067          147,958
  Depreciation and amortization                     291,111          257,295
  Professional fees                                 119,097           76,202
  Other operating expenses                          677,614          590,508
                                                -----------      -----------
     Total other expenses                      $  2,893,002     $  2,605,370
                                                -----------      -----------

Income before income tax                       $  2,450,247     $  1,983,542
Income tax                                          931,679          761,000
                                                -----------      -----------

Net income                                     $  1,518,568     $  1,222,542
                                                ===========      ===========

Basic earnings per share                            $  1.10          $   .89
                                                     ======           ======
Diluted earnings per share                          $  1.06          $   .85
                                                     ======           ======


            Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                       THOMASVILLE, GEORGIA
       Consolidated Statements of Changes in Shareholders' Equity
              For the Years ended December 31, 1999 and 2000


                                                       Accumulated
                                                          Other
              Number    Common       Paid                Compre-
                Of      Stock        -in-      Retained  hensive
              Shares   Par Value    Capital    Earnings  Income      Total
              ------   ---------    -------    --------  ------      -----

Balance,
December 31,
  1998       1,380,000 $1,380,000 $7,955,261 $  744,224 $  29,739  $10,109,224
             ---------  ---------  ---------  ---------  --------   ----------

Comprehensive income:
 Net income,
  1999          --          --         --     1,222,542     --       1,222,542
 Unrealized
  loss,
  securities    --          --         --        --       (67,718)     (67,718)
             ---------  ---------  ---------  ---------  --------   ----------
Total
 comprehensive
 income         --          --         --     1,222,542   (67,718)   1,154,824

Stock options,
  restricted
  stock         --          --        47,700     --        --           47,700
             ---------  ---------  ---------  ---------  --------   ----------

Balance,
December 31,
  1999       1,380,000 $1,380,000 $8,002,961 $1,966,766 $ (37,979) $11,311,748

Comprehensive income:
 Net income,
  2000          --          --         --     1,518,568     --       1,518,568
 Unrealized
  gains,
  securities    --          --         --        --        39,832       39,832
             ---------  ---------  ---------  ---------  --------   ----------
Total
 comprehensive
 income         --          --         --     1,518,568    39,832    1,558,400

Stock options,
  restricted
  stock         --          --        49,100     --        --           49,100

Exercise of
 stock
 options        15,000     15,000     60,000     --        --           75,000

Dividends
 paid            --         --         --      (414,000)    --        (414,000)
             ---------  ---------  ---------  ---------  --------   ----------
Balance,
 December 31,
 2000        1,395,000 $1,395,000 $8,112,061 $3,071,334 $   1,853  $12,580,248
             =========  =========  =========  =========  ========   ==========


           Refer to notes to the consolidated financial statements.



                      THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
                    Consolidated Statements of Cash Flows


                                                   For the Years Ended
                                                       December 31,
                                                    ------------------
Cash flows from operating activities:              2000             1999
- ------------------------------------               ----             ----
 Net income                                    $  1,518,568     $  1,222,542
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provisions for loan losses                       510,000         365,000
   Depreciation and amortization                    291,111         257,295
   Net accretion on securities                      (44,827)        (18,936)
 (Increase) in receivables and other assets        (528,818)       (314,242)
 Increase in payables and other liabilities         238,672          29,240
                                                -----------      -----------
Net cash provided by operating activities      $  1,984,706     $  1,540,899
                                                -----------      -----------

Cash flows from investing activities:
 Purchase of securities, AFS                   $ (7,814,467)    $ (6,976,725)
 Maturity of securities, AFS                      4,800,000        3,925,172
 Sale of securities                                 500,000            --
 (Decrease) in other real estate owned              649,385         (787,229)
 (Increase) in loans, net                       (17,505,566)     (21,618,337)
 Purchase of premises and equipment                (138,828)        (370,833)
                                                -----------      -----------
Net cash used in investing activities          $(19,509,476)    $(25,827,952)
                                                -----------      -----------

Cash flows from financing activities:
 Exercise of stock options                     $     75,000     $      --
 Options, restricted stock                           49,100           47,700
 Increase in deposits                            27,742,509       21,016,407
 (Decrease) in borrowed funds                      (395,136)       2,395,136
 Dividends paid                                    (414,000)           --
                                                -----------      -----------
Net cash provided by financing activities      $ 27,057,473     $ 23,459,243
                                                -----------      -----------

Net increase in cash and cash equivalents      $  9,532,703     $   (827,810)
Cash and cash equivalents, beginning of period    7,583,110        8,410,920
                                                -----------      -----------
Cash and cash equivalents, end period          $ 17,115,813     $  7,583,110
                                                ===========      ===========

Supplemental Information:

Income taxes paid                              $    975,000     $    811,000
                                                ===========      ===========

Interest paid                                  $  4,561,581     $  3,522,850
                                                ===========      ===========


         Refer to notes to the consolidated financial statements



                    THOMASVILLE BANCSHARES, INC.
                       THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999


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


NOTE 2 - SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

	BASIS OF PRESENTATION AND RECLASSIFICATION. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or shareholders' equity.

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

	CASH AND DUE FROM BANKS. The Company maintains deposit relationships with other banks which deposits amounts, at times, may exceed federally insured limits. The Company has never experienced any material losses from such deposit relationships.

	INVESTMENT SECURITIES. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Investment securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investment securities not classified either as securities held-to-maturity or trading securities are classified as available-for-sale and reported at fair value; net unrealized gains or losses (net of related taxes) are excluded from earnings and are reported as accumulated other comprehensive income/(loss) within shareholders' equity. The classification of investment securities as held-to-maturity, trading or available-for-sale is determined at the date of purchase.

	Realized gains and losses from sales of investment securities are determined based upon the specific identification method. Premiums and discounts are recognized in interest income using the level-yield method over the period to maturity.

	Management periodically evaluates investment securities for other than temporary declines in value and records losses, if any, through an adjustment to earnings.

	LOANS, INTEREST AND FEE INCOME ON LOANS. Loans are reported at their outstanding principal balance adjusted for charge-off, unearned discount, unamortized loan fees and the allowance for possible loan losses. Interest income is recognized over the term of the loan based on the principal amount outstanding. Non-refundable loan fees are taken into income to the extent they represent the direct cost of initiating a loan; the amount in excess of direct costs is deferred and amortized over the expected life of the loan.

	Accrual of interest on loans is discontinued either when (i) reasonable doubt exists as to the full or timely collection of interest or principal or when (ii) a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Loans are returned to accruing status only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

	Impaired loans are: (i) non-performing loans that have been placed on nonaccrual status; and (ii) loans which are performing according to all contractual terms of the loan agreement, but may have substantive indication of potential credit weakness. Accounting standards require impaired loans to be measured based on: (a) the present value of expected future cash flows discounted at the loan's original effective interest rate; or (b) the loan's observable market price; or (c) the fair value of the collateral if the loan is collateral dependent.

	ALLOWANCE FOR LOAN LOSSES.   The allowance for loan losses (the
"Allowance") represents management's estimate of probable losses inherent in the loan portfolio. The Allowance is established through provisions charged to operations. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance. The adequacy of the Allowance is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The evaluation for the adequacy of the Allowance is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's Allowance. Such agencies may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

	PROPERTY AND EQUIPMENT. Building, furniture, and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

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

	STATEMENT OF CASH FLOWS. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

	STOCK OPTIONS AND WARRANTS. There are two major accounting standards that address the accounting for stock options/warrants. Entities are allowed to freely choose between the two distinct standards. The first standard, APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") measures stock options/warrants by the intrinsic value method. Under the above method, if the exercise price is the same or above the quoted market price at the date of grant, no compensation expense is recognized. The second standard, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), may recognize a compensation expense even in cases where the exercise price is the same or above the quoted market price. SFAS 123 takes into account the time value of the options/warrants; that is, the value of being able to defer a decision on whether or not to exercise the option/warrants until the expiration date. The Company follows the accounting standards of APB 25. Had the Company followed the accounting standards of SFAS 123, net income for the years ended December 31, 2000 and 1999 would have been reduced by $10,369 and $7,643, respectively. On a per share basis, basic and diluted earnings per share would have been reduced in each of the above years by $.01.

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

	The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted EPS for each of the following periods:

                                  Year Ended December 31, 2000
                        --------------------------------------------------
                               Basic EPS                Diluted EPS
                               ---------                -----------
                        Numerator  Denominator      Numerator  Denominator
                        ---------  -----------      ---------  -----------
Net income             $1,518,568        -  -       $1,518,568       -  -
Weighted average shares      - -    1,384,274             - -    1,384,274
Options, warrants            - -         - -              - -       46,080
                        ---------   ---------        ---------   ---------
   Totals              $1,518,568   1,384,274       $1,518,568   1,430,354
                        =========   =========        =========   =========

EPS                             $1.10                        $1.06
                                 ====                         ====

                                  Year Ended December 31, 1999
                        --------------------------------------------------
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
                                 ===                          ===

	RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 as of September 30, 2000. The adoption of Statement No. 133 did not have a material impact on the financial position or results of operations of the Company.

	In September 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new Statement replaces Statement No. 125, issued in June, 1996. Statement No. 140 resolves certain implementation and other issues that have arisen since the initial adoption of Statement No. 125, but it carries over most of Statement No. 125's provisions without change. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of Statement No. 140 will not have a significant impact on the financial position or results of operations of the Company.


NOTE 3 - FEDERAL FUNDS SOLD

	  The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 2000 and 1999, the Bank sold $8,622,079 and $518,757, respectively, to other banks through the federal funds market.


NOTE 4 - SECURITIES AVAILABLE-FOR-SALE

	The amortized costs and estimated market values of securities available-for-sale as of December 31, 2000 follow:

                                          Gross
                                        Unrealized
                     Amortized          ----------           Estimated
Description             Costs        Gains       Losses     Market Values
- -----------          -----------     -----       ------     -------------
U.S. Treasury       $  1,001,691   $ 2,656   $     (441)   $  1,003,906
U.S. Agency            9,821,064    22,707      (22,114)      9,821,657
Corporate equity         240,000       --           --          240,000
FRB and FHLB stock       570,500       --          - -          507,500
                     -----------    ------    ---------     -----------
  Total securities  $ 11,633,255   $25,363   $  (22,555)   $ 11,636,063
                     ===========    ======    =========     ===========

	All national banks are required to hold FRB stock and all members of the Federal Home Loan Bank are required to hold FHLB stock. Since no ready market exists for either stock, both FRB and FHLB stocks are reported at cost.

	The amortized costs and estimated market values of securities available-for-sale as of December 31, 1999 follow:


                                         Gross
                                        Unrealized
                       Amortized          ----------           Estimated
Description               Costs       Gains        Losses    Market Values
- -----------            ----------     -----        ------    -------------
U.S. Treasury         $ 2,705,164   $ 1,277   $  (11,067)   $ 2,695,374
U.S. Agency             5,384,817       487      (48,241)     5,337,063
FRB and FHLB stock        504,300       --           --         504,300
Tax-exempt                500,000       --           --         500,000
                       ----------    ------    ---------     ----------
    Total securities  $ 9,094,281   $ 1,764   $  (59,308)   $ 9,036,737
                       ==========    ======    =========     ==========

	The amortized costs and estimated market values of securities available-for-sale at December 31, 2000, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                          Amortized         Estimated
                                            Costs         Market Values
                                          ---------       -------------
    Due in one year or less             $  6,178,129       $  6,165,742
    Due after one through five years       4,644,626          4,659,821
    FRB & FHLB stock (no maturity)           810,500            810,500
                                         -----------        -----------
    Total securities                    $ 11,633,255       $ 11,636,063
                                         ===========        ===========

	Proceeds from sales of securities during the calendar year 2000 were $500,000, with no corresponding gain or loss on the sales. There were no sales of securities during the calendar year 1999. As of December 31, 2000 and 1999, securities with aggregate par values of $8,500,000 and $5,300,000, respectively, were pledged to secure public funds, repurchase agreements and for other purposes required or permitted by law.


NOTE 5 - LOANS

	The composition of net loans by major loan category, as of December 31, 2000 and 1999, follows:

                                                       December 31,
                                                    -------------------
                                                    2000           1999
                                                    ----           ----
    Commercial, financial, agricultural        $ 29,605,383    $ 23,337,703
    Real estate - construction                    3,510,851       4,853,604
    Real estate - mortgage                       64,975,926      55,029,655
    Installment                                  10,391,363       8,011,645
                                                -----------     -----------
    Loans, gross                               $108,483,523    $ 91,232,607
    Deduct:
     Allowance for loan losses                   (1,365,057)     (1,109,707)
                                                -----------     -----------
        Loans, net                             $107,118,466    $ 90,122,900
                                                ===========     ===========

	The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest had been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indication of potential credit weakness. At December 31, 2000 and 1999, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $3,295,241 and $791,039, respectively. The average recorded investment in impaired loans amounted to approximately $1,813,399 and $426,126 for the years ended December 31, 2000 and 1999, respectively. The allowance for loan losses related to impaired loans amounted to approximately $683,847 and $118,700 at December 31, 2000 and 1999, respectively. Interest income recognized on impaired loans for the years ended December 31, 2000 and 1999 amounted to $178,982 and $36,641, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2000 and 1999. The company has no commitments to lend additional funds to borrowers whose loans have been modified.


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

	Individual consumer loans are predominantly undersecured, and the allowance for possible losses associated with these loans has been established accordingly. The majority of the non-consumer loan categories are generally secured by real-estate, receivables, inventory, machinery, equipment, or financial instruments. The amount of collateral obtained is based upon management's evaluation of the borrower.

	Activity within the Allowance account for the years ended December 31, 2000 and 1999 follows:
                                                    Years ended December 31,
                                                    ------------------------
                                                      2000              1999
                                                      ----              ----
Balance, beginning of year                       $ 1,109,707      $   868,477
Add:  Provision for loan losses                      510,000          365,000
Add:  Recoveries of previously
       charged off amounts                             4,064            2,741
                                                  ----------       ----------
   Total                                         $ 1,623,771      $ 1,236,218
Deduct: Amount charged-off                          (258,714)        (126,511)
                                                  ----------       ----------
Balance, end of year                             $ 1,365,057      $ 1,109,707
                                                  ==========       =========


NOTE 7 - PROPERTY AND EQUIPMENT

	Building, furniture and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 2000 and 1999 follow:

                                                      December 31,
                                                 -------------------
                                                 2000           1999
                                                 ----           ----
    Land                                     $   753,523    $   747,023
    Building                                   2,150,519      2,145,686
    Furniture, equipment                       1,320,723      1,213,955
                                              ----------     ----------
      Property and equipment, gross          $ 4,224,765    $ 4,106,664
    Deduct:
     Accumulated depreciation                   (790,340)      (525,639)
                                              ----------     ----------
        Property and equipment, net          $ 3,434,425    $ 3,581,025
                                              ==========     ==========

	Depreciation expense for the years ended December 31, 2000 and 1999 amounted to $285,428 and $245,467, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

     Type of Asset                   Life in Years     Depreciation Method
     -------------                   -------------     -------------------
     Furniture and equipment            3 to 7            Straight-line
     Building                             39              Straight-line


NOTE 8 - COMMITMENTS AND CONTINGENCIES

	In the normal course of business, there are various outstanding commitments to extend credit in the form of unused loan commitments and standby letters of credit that are not reflected in the consolidated financial statements. Since commitments may expire without being exercised, these amounts do not necessarily represent future funding requirements. The Company uses the same credit and collateral policies in making commitments as those it uses in making loans.

	At December 31, 2000 and 1999, the Company had unused loan commitments of approximately $12.7 million and $15.7 million, respectively. Additionally, standby letters of credit of approximately $535,000 and $453,000 were outstanding at December 31, 2000 and 1999, respectively. The majority of these commitments are collateralized by various assets. No material losses are anticipated as a result of these transactions.

	The Company and its subsidiary are subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company and its subsidiary.

	Please refer to Note 14 concerning warrants and options earned by directors and executive officers.


NOTE 9 - BORROWINGS

	Borrowings from FHLB totaled $2.0 million at December 31, 2000 and 1999. Below are additional details concerning these borrowings:

       Outstanding Borrowings
             December 31,                Possible
         ------------------              Interest      Principal  Maturity
          2000          1999     Rate  Adjustment Date Amortizing   Date
          ----          ----     ----  --------------- ----------   ----
       $1,000,000    $1,000,000  5.01%    4-22-2001       No      4-22-2004
        1,000,000     1,000,000  5.26%    4-21-2004       No      4-21-2009
        ---------     ---------  ----    ----------       ---     ---------
Total  $2,000,000    $2,000,000   N/A       N/A           N/A        N/A
        =========     =========

	The above borrowings are convertible into adjustable-rate advances, at the option of FHLB, with call dates ranging from April 22, 2001 to April 21, 2004. At December 31, 2000 and 1999, the above borrowings were secured by loans collateralized by residential real estate in the amount of $37.6 million and $29.5 million, respectively. In addition, the above borrowings were also secured by FHLB stock carried on the Company's balance sheets at $330,500 and $264,300 at December 31, 2000 and 1999, respectively.


NOTE 10 - DEPOSITS

	The following details deposit accounts at December 31, 2000 and 1999:

                                                  December 31,
                                             ----------------------
                                             2000              1999
                                             ----              ----
    Non-interest bearing deposits       $ 15,330,627      $ 13,460,400
    Interest bearing deposits:
       NOW accounts                       24,979,059        18,734,557
       Money market accounts              34,181,606        22,057,548
       Savings                             3,130,889         3,036,839
       Time, less than $100,000           25,463,197        24,022,917
       Time, $100,000 and over            22,808,417        16,839,025
                                         -----------       -----------
        Total deposits                  $125,893,795      $ 98,151,286
                                         ===========       ============

	At December 31, 2000, the scheduled maturities of all certificates of deposit were as follows:

                 Year Ended
                 December 31,              Amount
                 ------------              ------
                    2001                 $37,228,627
                    2002                   8,662,874
                    2003                   1,618,032
                    2004                     563,180
                    2005                     198,901
                                          ----------
                    Total                $48,271,614
                                          ==========


NOTE 11 - INTEREST ON DEPOSITS AND BORROWINGS

	A summary of interest expense for the years ended December 31, 2000 and 1999 follows:

                                                          December 31,
                                                       ------------------
                                                       2000          1999
                                                       ----          ----
    Interest on NOW accounts                       $  452,784    $  332,699
    Interest on money market accounts               1,349,408       925,588
    Interest on savings accounts                       91,895        73,461
    Interest on CDs under $100,000                  1,369,589     1,262,557
    Interest on CDs $100,000 and over               1,246,757       902,571
    Interest, other borrowings                        159,582        83,656
                                                    ---------     ---------
        Total interest on deposits and borrowings  $4,670,015    $3,580,532
                                                    =========     =========


NOTE 12 - OTHER OPERATING EXPENSES

	A summary of other operating expenses for the years ended December 31, 2000 and 1999 follows:

                                                        December 31,
                                                    --------------------
                                                    2000            1999
                                                    ----            ----
Postage and delivery                             $ 63,969        $ 56,784
Supplies and printing                              78,924          90,658
Regulatory assessments                             62,137          49,124
Taxes & insurance                                  90,645          87,487
Utilities & telephone                              75,152          71,721
Repairs, maint. & service contracts               103,016          85,736
All other operating expenses                      203,771         148,998
                                                  -------         -------
          Total other operating expenses         $677,614        $590,508
                                                  =======         =======


NOTE 13 - INCOME TAXES

	As of December 31, 2000 and 1999, the Company's provision for income taxes consisted of the following:

                                                   December 31,
                                               ---------------------
                                               2000             1999
                                               ----             ----
  Current                                     $825,380       $663,139
  Deferred                                     106,299         97,861
                                               -------        -------
   Income tax expense                         $931,679       $761,000
                                               =======        =======

	The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows:

                                              Years ended December 31,
                                               ---------------------
                                               2000             1999
                                               ----             ----
  Income taxes at statutory rates             $833,084       $674,404
  State tax, net of Federal benefits           127,025         61,611
  Change in valuation allowance                 87,298         82,018
  Tax-exempt income                           (135,932)       (30,730)
  Other                                         20,204        (26,303)
                                               -------        -------
   Total                                      $931,679       $761,000
                                               =======        =======

	The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 2000 and 1999 are presented below:

                                                2000             1999
                                                ----             ----
Deferred tax assets:
  Allowance for loan losses                   $ 344,316       $ 257,497
  Unrealized gain, securities                      (955)         19,565
  Deferred asset, depreciation                    7,110          15,364
  Valuation reserve                            (297,922)       (210,624)
                                               --------        --------
   Net deferred tax asset                     $  52,549       $  81,802
                                               ========        ========

	There was a net change in the valuation allowance during the calendar years 2000 and 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 2000.


NOTE 14 - RELATED PARTY TRANSACTIONS

	STOCK OPTIONS. The Employment agreements with the Bank's president and executive vice president provide for the grant of stock options for each to acquire 30,000 shares of the Company's common stock upon the Bank's commencement of business at a purchase price equal to $5.00 per share. Such options will become exercisable at the rate of 6,000 shares per year and shall remain exercisable for ten years after the date of initial grant, so long as each remains employed by the Bank. During the calendar year 2000, 15,000 of the above stock options were exercised. During the calendar years 2000 and 1999, the Company granted 3,400 and 3,300 stock options, respectively, to its employees. Upon surrender with a cash consideration ranging from $15.0 to $20.0, each option will convert into one share of the Company's common stock. These options are vested equally over three years and have an expiration date of ten years from the date of grant. As of December 31, 2000 and 1999, there were 51,700 and 63,300 stock options outstanding, respectively.

	BENEFIT PLANS. The Company has a profit sharing plan as well as a savings plan administered under the provisions of the Internal Revenue Code
Section 401(K). During the calendar years 2000 and 1999, the Company contributed $114,586 and $24,599, respectively, to the above plans.

	COMPENSATION OF DIRECTORS. In March 1996, the Board of Directors of the Company approved a deferred compensation plan (the "Plan") for the Company's and Bank's directors which grants to each member restricted shares of the Company's common stock as follows: (a) ten shares for each Bank or Company committee meeting attended; and (b) twenty shares for each Bank or Company
Board of Directors meeting attended. Shares of restricted stock granted pursuant to the Plan shall not vest until the earlier to occur of: (a) the retirement of a director from the Company's Board of Directors; or (b) a change in control of the Company. As of December 31, 2000 and 1999 there were 13,915 and 11,415 shares of restricted stock outstanding, respectively. The 2000 and 1999 income statements include a charge for $49,100 and $47,700, respectively, reflecting the annual grants.

	BORROWINGS AND DEPOSITS BY DIRECTORS AND EXECUTIVE OFFICERS. Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 2000 and 1999, loans outstanding to directors, their related interests and executive officers aggregated
$6,358,286 and $4,773,288, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

	A summary of the related party loan transactions during the calendar years 2000 and 1999 follows:

                                        2000                1999
                                        ----                ----
Balance, beginning of year          $ 4,773,288         $ 3,413,779
New loans                             2,458,292           2,643,732
Less:   principal reductions           (873,294)         (1,284,223)
                                     ----------          ----------
Balance, end of year                $ 6,358,286         $ 4,773,288
                                     ==========          ==========

	Deposits by directors and their related interests, as of December 31, 2000 and 1999 approximated $9,292,550 and $4,370,715, respectively.


NOTE 15 - CONCENTRATIONS OF CREDIT

	The Company originates primarily commercial, residential, and consumer loans to customers in Thomas County, Georgia, and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on economic conditions prevailing at the time in Thomas County and the surrounding counties.

	Sixty-three percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth under Note 5.

	The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank's statutory capital, or approximately $1,950,000.


NOTE 16 - REGULATORY MATTERS

	The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the FRB. National banks are primarily regulated by the OCC. All federally-insured banks are also regulated by the FDIC. The Company's banking subsidiary includes a national bank, which is insured by the FDIC.

	Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary bank. The subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare. At December 31, 2000, approximately $2,350,000 of the subsidiary bank's retained earnings was available for dividend declaration without prior regulatory approval.

	The banking industry is also affected by the monetary and fiscal policies of regulatory authorities, including the FRB. Through open market securities transactions, variations in the discount rate, the establishment of reserve requirements and the regulation of certain interest rates payable by member banks, the FRB exerts considerable influence over the cost and availability of funds obtained for lending and investing. Changes in interest rates, deposit levels and loan demand are influenced by the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities. Pursuant to the FRB's reserve requirements, the Bank was required to maintain certain cash reserve balances with the Federal Reserve System of approximately $1,044,000 and $801,000 at December 31, 2000 and 1999, respectively.

	The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

	Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank, as of December 31, 2000, meet all capital adequacy requirements to which they are subject.

	As of December 31, 2000, the Bank was considered to be Well Capitalized. There are no conditions or events since December 31, 2000 that management believes have changed the Bank's Well Capitalized category. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain the following capital ratios:

                                      Adequately           Well
                                      Capitalized      Capitalized
                                      -----------      -----------
  Total risk-based capital ratio          8.0%            10.0%
  Tier 1 risk-based capital ratio         4.0%             6.0%
  Tier 1 leverage ratio                   4.0%             5.0%

The Company's and the Bank's actual capital amounts and ratios are presented in the following table:

                                               Minimum Regulatory Capital
                                                 Guidelines for Banks
                                             ----------------------------
                                              Adequately        Well
(Dollars in thousands)            Actual      Capitalized    Capitalized
                              -------------  -------------  -------------
                              Amount  Ratio  Amount  Ratio  Amount  Ratio
As of December 31, 2000:
Total capital-risk-based
(to risk-weighted assets):
   Bank                      $13,030  13.0%  $8,028 >= 8% $10,035 >= 10%
   Consolidated               13,838  13.7%   8,063 >= 8%    N/A     N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                      $11,776  11.7%  $4,014 >= 4% $ 6,021 >= 6%
   Consolidated               12,578  12.5%   4,032 >= 4%    N/A     N/A

Tier 1 capital-leverage
(to average assets):
   Bank                      $11,776   9.9%  $4,754 >= 4% $ 5,943 >= 5%
   Consolidated               12,578  10.5%   4,789 >= 4%    N/A     N/A

                                               Minimum Regulatory Capital
                                                 Guidelines for Banks
                                             ----------------------------
                                              Adequately        Well
(Dollars in thousands)            Actual      Capitalized    Capitalized
                              -------------  -------------  -------------
                              Amount  Ratio  Amount  Ratio  Amount  Ratio
As of December 31, 1999:
Total capital-risk-based
(to risk-weighted assets):
   Bank                      $11,725  13.9%  $6,755 >= 8%  $8,443 >= 10%
   Consolidated               12,400  14.7%   6,757 >= 8%    N/A     N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                      $10,669  12.6%  $3,377 >= 4%  $5,066 >= 6%
   Consolidated               11,344  13.4%   3,378 >= 4%    N/A     N/A

Tier 1 capital-leverage
(to average assets):
   Bank                      $10,669   9.7%  $4,394 >= 4%  $5,493 >= 5%
   Consolidated               11,344  10.3%   4,396 >= 4%    N/A     N/A


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

	The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, "Disclosure about Fair Values of Financial Instruments", excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

	The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

	CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD. The carrying amounts of cash and due from banks and federal funds sold approximate their fair value.

	AVAILABLE-FOR-SALE SECURITIES. Fair values for securities are based on quoted market prices. Fair value for FRB stock and FHLB stock approximate their carrying values based on their redemption provisions.

	LOANS. The fair values of the Company's loans and lease financing have been estimated using two methods: (1) the carrying amounts of short-term and variable rate loans approximate fair values excluding certain credit card loans which are tied to an index floor; and (2) for all other loans, the discounting of projected future cash flows. When using the discounting method, loans are pooled in homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at year end. In addition, when computing the estimated fair values for all loans, the allowance for loan losses is subtracted from the calculated fair values for consideration of credit issues.

	ACCRUED INTEREST RECEIVABLE. The carrying amount of accrued interest receivable approximates the fair value.

	DEPOSITS. The carrying amounts of demand deposits and savings deposits approximate their fair values. The methodologies used to estimate the fair values of all other deposits are similar to the two methods used to estimate the fair values of loans. Deposits are pooled in homogeneous groups and the future cash flows of these groups are discounted using current market rates offered for similar products at year end.

	FHLB BORROWINGS. The fair value of FHLB borrowings are estimated by discounting future cash flows using current market rates for similar types of borrowing arrangements.

	ACCRUED INTEREST PAYABLE. The carrying amount of accrued interest payable approximates the fair value.

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

	The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Company at December 31, 2000 and 1999. The information presented is based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

                                December 31,2000         December 31, 1999
                             -----------------------  -----------------------
                               Carrying   Estimated     Carrying    Estimated
                                Amount    Fair Value     Amount     Fair Value
                               --------   ----------    --------    ----------
Financial assets:
 Cash and due from banks   $  8,493,734 $  8,493,734  $ 7,064,353 $ 7,064,353
 Federal funds sold           8,622,079    8,622,079      518,757     518,757
 Securities available-
   for-sale                  11,636,063   11,636,063    9,036,737   9,036,737
 Loans                      107,118,466  106,482,166   90,122,900  89,674,627
 Accrued interest
   receivable                 1,261,549    1,261,549      915,699     915,699

Financial liabilities
 Deposits                  $125,893,795 $126,730,427  $98,151,286 $98,589,167
 FHLB borrowings              2,000,000    2,000,000    2,000,000   2,000,000
 Accrued interest
   payable                      423,259      423,259      314,825     314,825


NOTE 18 - DIVIDENDS

	The primary source of funds available to the Company to pay shareholder dividends and other expenses is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. During the calendar years 2000 and 1999, dividends paid to shareholders amounted to $414,000 and $0, respectively.


NOTE 19 - PARENT COMPANY FINANCIAL INFORMATION

	This information should be read in conjunction with the other notes to the consolidated financial statements.


                    Parent Company Balance Sheets
                    -----------------------------
                                                          December 31,
                                                     ----------------------
Assets:                                             2000              1999
- ------                                              ----              ----
Cash                                            $   496,389       $   612,457
Investment in Bank                               11,777,913        10,636,769
Other investments                                   240,000             --
Other assets                                        202,796           138,795
                                                 ----------        ----------
   Total Assets                                 $12,717,098       $11,388,021
                                                 ==========        ==========

Liabilities and Shareholders' Equity:
Accounts payable                                $   136,850       $    76,273
                                                 ----------        ----------
   Total Liabilities                            $   136,850       $    76,273
                                                 ----------        ----------

Common stock                                    $ 1,395,000       $ 1,380,000
Paid-in-capital                                   8,112,061         8,002,961
Retained earnings                                 3,071,334         1,966,766
Accumulated other comprehensive income                1,853           (37,979)
                                                 ----------        ----------
   Total Shareholders' equity                   $12,580,248       $11,311,748
                                                 ----------        ----------
   Total Liabilities and Shareholders' equity   $12,717,098       $11,388,021
                                                 ==========        ==========


                           Parent Company Statements of Income
                           -----------------------------------
                                                Years Ended December 31,
                                             ------------------------------
Revenues:                                           2000              1999
- --------                                            ----              ----
  Interest income                               $    25,923       $    29,069
  Dividend income                                   414,000             --
                                                 ----------        ----------
     Total revenues                             $   439,923       $    29,069
                                                 ----------        ----------

Expenses:
- --------
  Depreciation and amortization                 $     --          $     4,725
  Other expenses                                     65,986            55,875
                                                 ----------        ----------
     Total expenses                             $    65,986       $    60,600
                                                 ----------        ----------

Income before equity in undistributed
  earnings of Bank                              $   373,937       $   (31,531)
Income tax (benefit)                                (43,320)            --
Equity in undistributed earnings
  of Bank                                         1,101,311         1,254,073
                                                 ----------        ----------

Net income                                      $ 1,518,568       $ 1,222,542
                                                 ==========        ==========


                     Parent Company Statements of Cash Flows
                     ---------------------------------------
                                                      Years Ended December 31,
                                                      ------------------------
Cash flows from operating activities:               2000             1999
- ------------------------------------                ----             ----
  Net income                                    $ 1,518,568       $ 1,222,542
  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Equity in undistributed
      earnings of the Bank                       (1,101,311)       (1,254,073)
  Depreciation and amortization                       --                4,725
 (Increase) in other asset                          (64,002)          (98,700)
 Increase in payables                                60,577            46,990
                                                 ----------        ----------
Net cash provided by operating activities       $   413,832       $   (78,516)
                                                 ----------        ----------

Cash flows from investing activities:
- ------------------------------------
 Investment in equity security                  $  (240,000)     $     --
 Dividends paid                                    (414,000)           --
                                                 ----------        ----------
Net cash used by financing activities           $  (654,000)     $     --
                                                 ----------        ----------

Cash flows from financing activities:
- ------------------------------------
  Exercise of options                           $    75,000      $     --
  Options, restricted stock                          49,100            47,700
                                                 ----------       ----------
Net cash provided by financing activities       $   124,100      $    47,700
                                                 ----------       ----------

Net (decrease) in cash and cash equivalents     $  (116,068)     $   (30,816)
Cash and cash equivalents,
   beginning of the year                            612,457          643,273
                                                 ----------       ----------
Cash and cash equivalents, end of year          $   496,389      $   612,457
                                                 ==========       ==========


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     	There has been no occurrence requiring a response to this Item.



                                PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
- ----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A)   OF THE EXCHANGE ACT
         ---------------------------------------------------

     The information relating to directors and executive officers of the Company contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION
- --------------------------------

     The information relating to executive compensation contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The information relating to certain relationships and related transactions contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

     (a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) the Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 33-91536 ("SB-2"); or (ii) a Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 333-58545 ("1998 SB-2"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

     Exhibit No.                  Description of Exhibit
     -----------                  ----------------------
       *3.1     -      Articles of Incorporation of the Company (SB-2)

       *3.2     -      Bylaws of the Company (SB-2)

      *10.1     -      Employment Agreement dated January 14, 1998 between the
                       Company and Stephen H. Cheney (1998 SB-2)

      *10.2     -      Employment Agreement dated January 14, 1998 between the
                       Company and Charles H. Hodges, III (1998 SB-2)

       10.3      -     2000 Directors' Compenstion Plan

       21.1     -      Subsidiaries of the Registrant

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THOMASVILLE BANCSHARES, INC.

Dated:  March 30, 2001            By: /s/ Stephen H. Cheney
                                      -------------------------------------
                                      Stephen H. Cheney
                                      President and Chief Executive Officer
                                      (Principal Executive, Financial and
                                      Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                           Title                      Date
        ---------                           -----                      ----
/s/ Stephen H. Cheney            President, Chief Executive       March 30, 2001
- ----------------------           Officer and Director
Stephen H. Cheney


/s/ Charles H. Hodges, III       Executive Vice President         March 30, 2001
- --------------------------       and Director
Charles H. Hodges, III


/s/ Charles A. Balfour           Director                         March 30, 2001
- --------------------------
Charles A. Balfour


/s/ Clifford S. Campbell, Jr.    Director                         March 30, 2001
- --------------------------
Clifford S. Campbell, Jr.


                                 Director
- --------------------------
David A. Cone


/s/ Charles E. Hancock, M.D.     Director                         March 30, 2001
- --------------------------
Charles E. Hancock, M.D.


/s/ Harold L. Jackson            Director                         March 30, 2001
- --------------------------
Harold L. Jackson


/s/ David O. Lewis               Director                         March 30, 2001
- --------------------------
David O. Lewis


/s/ Charles W. McKinnon, Jr.     Director                         March 30, 2001
- --------------------------
Charles W. McKinnon, Jr.


                                 Director
- --------------------------
Randall L. Moore


/s/ Diane W. Parker              Director                         March 30, 2001
- --------------------------
Diane W. Parker


/s/ Cochran A. Scott, Jr.        Director                         March 30, 2001
- --------------------------
Cochran A. Scott, Jr.


/s/ Richard L. Singletary, Jr.   Director                         March 30, 2001
- --------------------------
Richard L. Singletary, Jr.



                              EXHIBIT INDEX
                              -------------

      Exhibit
         No                     Description
      -------                   -----------

        10.3          2000 Directors' Compensation Plan
        21.1          Subsidiaries of Registrant