Form 10QSB
period 2001-03-31
THOMASVILLE BANCSHARES INC
filed 2001-05-15
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                       ---------------------------
                              FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 2001.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ------------

                  Commission File No. 0-25929

                   THOMASVILLE BANCSHARES, INC.
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)


           Georgia                          58-2175800
   ------------------------   ------------------------------------
   (State of Incorporation)   (I.R.S. Employer Identification No.)

          301 North Broad Street, Thomasville, Georgia  31792
   ------------------------------------------------------------------
             (Address of Principal Executive Offices)

                          (229) 226-3300
   ------------------------------------------------------------------
            (Issuer's Telephone Number, Including Area Code)

                         Not Applicable
   ------------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

	Common stock, $1.00 par value per share 1,395,000 shares issued and outstanding as of May 10, 2001.

	TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  (Check one):
                            Yes         No  x
                                ----       ----


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                        THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
                        CONSOLIDATED BALANCE SHEETS

                                       March 31,     December 31,
                                         2001           2000
ASSETS                                (Unaudited)    (Unaudited)
------                                -----------    -----------
Cash and due from banks              $  4,974,578    $  8,493,734
Federal funds sold                      3,863,783       8,622,079
                                      -----------     -----------
  Total cash and cash equivalents    $  8,838,361    $ 17,115,813
Investment securities:
 Securities available-for-sale,
 at market value                       11,572,421      11,636,063
Loans, net                            111,742,761     107,118,466
Property & equipment, net               3,405,876       3,434,425
Other real estate owned                   133,506         137,844
Other assets                            1,605,015       1,665,053
                                      -----------     -----------
  Total Assets                       $137,297,940    $141,107,664
                                      ===========     ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Deposits
 Non-interest bearing deposits       $ 13,886,544    $ 15,330,627
 Interest bearing deposits            107,377,770     110,563,168
                                      -----------     -----------
  Total deposits                     $121,264,314    $125,893,795
Borrowings                              2,000,000       2,000,000
Other liabilities                         945,003         633,621
                                      -----------     -----------
 Total Liabilities                   $124,209,317    $128,527,416
                                      -----------     -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,395,000
 shares issued & outstanding         $  1,395,000    $  1,395,000
Paid-in-capital                         8,128,636       8,112,061
Retained earnings                       3,534,124       3,071,334
Accumulated other
 comprehensive income                      30,863           1,853
                                      -----------     -----------
 Total Shareholders' Equity          $ 13,088,623    $ 12,580,248
                                      -----------     -----------
 Total Liabilities and
  Shareholders' Equity               $137,297,940    $141,107,664
                                      ===========     ===========


            Refer to notes to the financial statements.



                 THOMASVILLE BANCSHARES, INC.
                    THOMASVILLE, GEORGIA
        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         For the three months
                                            ended March 31,
                                     ---------------------------
                                         2001            2000
                                         ----            ----
Interest income                      $2,734,105       $2,256,643
Interest expense                      1,369,534        1,006,982
                                      ---------        ---------
Net interest income                  $1,364,571       $1,249,661

Provision for possible loan losses       75,000           75,000
                                      ---------        ---------

Net interest income after provision
 for possible loan losses            $1,289,571       $1,174,661
                                      ---------        ---------

Other income
 Gain on sale of mortgage loans      $    3,039       $    1,183
 Service charges                         32,808           27,925
 Other fees                             149,366          121,903
 Rental income                             - -             4,600
                                      ---------        ---------
  Total other income                 $  185,213       $  155,611
                                      ---------        ---------

Operating expenses
 Salaries and benefits               $  392,440       $  357,386
 Advertising and public relations        36,342           34,803
 Depreciation                            67,986           69,758
 Regulatory fees and assessments         17,398           15,332
 Other operating expenses               240,328          198,906
                                      ---------        ---------
  Total operating expenses           $  754,494       $  676,185
                                      ---------        ---------

Net income before taxes              $  720,290       $  654,087

Income taxes                            257,500          251,000
                                      ---------        ---------

Net income                           $  462,790       $  403,087
                                      =========        =========

Basic income per share               $      .33       $      .29
                                      =========        =========

Diluted income per share             $      .32       $      .28
                                      =========        =========


            Refer to notes to the financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                            Three Months Ended
                                                 March 31,
                                       ----------------------------
                                            2001            2000
                                            ----            ----
Cash flows from operating activities:  $   886,004      $   720,820
                                        ----------       ----------
Cash flows from Investing Activities:
  Decrease in other real estate owned  $     4,338      $   166,986
  Purchase of fixed assets                 (39,437)          (4,914)
  (Increase) in loans                   (4,699,295)      (7,231,260)
  Purchase of securities, AFS           (7,316,156)            - -
  Maturities, calls, paydowns, AFS       7,500,000        2,328,966
                                        ----------       ----------
Net cash used by investing activities  $(4,550,550)     $(4,740,222)
                                        ----------       ----------

Cash flows from Financing Activities:
  Reduction in borrowings              $      - -       $  (114,685)
  Increase (decrease) in deposits       (4,629,481)       2,497,538
  Options, restricted stock                 16,575           13,300
                                        ----------       ----------
Net cash used by financing activities  $(4,612,906)     $ 2,396,153
                                        ----------       ----------

Net (decrease) in cash
 and cash equivalents                  $(8,277,452)     $(1,623,249)
Cash and cash equivalents,
 beginning of period                    17,115,813        7,583,110
                                        ----------       ----------
Cash and cash equivalents,
 end of period                         $ 8,838,361      $ 5,959,861
                                        ==========       ==========


                Refer to notes to the financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
       FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 2001


                                                       Accumulated
                  Common Stock                            Other
                ------------------  Paid in   Retained Comprehensive
                Shares   Par Value  Capital   Earnings    Income    Total
                ------   ---------  -------   --------    ------    -----
Balance,
 Dec 31,
 1999       1,380,000 $ 1,380,000 $ 8,002,961 $1,966,766 $ (37,979) $11,311,748
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 three-month
 period ended
 Mar. 31, 2000   - -         - -       - -       403,087      - -       403,087

Net unrealized
 (losses) on
 securities,
 three-month
 period ended
 Mar. 31, 2000   - -         - -       - -         - -     (16,019)     (16,019)
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -       403,087   (16,019)     387,068

Stock options,
 restricted
 stock           - -         - -       13,300      - -        - -        13,300
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Mar. 31,
 2000       1,380,000 $ 1,380,000 $ 8,016,261 $2,369,852 $ (53,998) $11,712,115
            =========  ==========  ==========  =========  ========   ==========


Balance,
 December 31,
 2000       1,395,000 $ 1,395,000 $ 8,112,061 $3,071,334 $   1,853  $12,580,248
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 Mar. 31,
 2001          - -         - -          - -      462,790     - -        462,790

Net unrealized
 gains on
 securities, three-
 month period
 ended Mar. 31,
 2001          - -         - -          - -         - -     29,010       29,010
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -       462,790    29,010      491,800

Stock options,
 restricted
 stock           - -         - -       16,575      - -        - -        16,575

            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Mar. 31,
 2001       1,395,000 $ 1,395,000 $ 8,128,636 $3,534,124 $  30,863  $13,088,623
            =========  ==========  ==========  =========  ========   ==========


         Refer to notes to the consolidated financial statements.



                        THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2000.


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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 as of September 30, 2000. The adoption of Statement No. 133 did not have a material impact on the financial position or results of operations of the Company.

	In September, 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new Statement replaces Statement No. 125, issued in June, 1996. Statement No. 140 resolves certain implementation and other issues that have arisen since the initial adoption of Statement No. 125, but it carries over most of Statement No. 125's provisions without change. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of Statement No. 140 will not have a significant impact on the financial position or results of operations of the Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

	Total consolidated assets decreased by $3.8 million to $137.3 million during the three-month period ended March 31, 2001. Cash and cash equivalents declined by $8.3 million to $8.8 million, investment securities declined by $.1 million to $11.6 million, and loans increased by $4.6 million to $111.7 million. For the three-month period ended March 31, 2001, total deposits decreased by $4.6 million to $121.3 million, other liabilities increased by $.3 million to $.9 million, and the capital accounts increased by $.5 million to $13.1 million.


LIQUIDITY AND SOURCES OF CAPITAL

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $8.8 million, representing 6.4% of total assets. Investment securities, which amounted to $11.6 million or 8.4% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

	The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                                 Bank's         Minimum required
                             March 31, 2001      by regulator
                             --------------     ----------------
     Leverage ratio                9.2%               4.0%
     Risk weighted ratio          13.2%               8.0%

	As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.


RESULTS OF OPERATIONS

	For the three-month periods ended March 31, 2001 and 2000, net income amounted to $462,790 and $403,087, respectively. On a per share basis, basic and diluted income for the three-month period ended March 31, 2001 amounted to $.33 and $.32, respectively. For the three-month period ended March 31, 2000, basic and diluted income per share amounted to $.29 and $.28, respectively. The improvement in net income for the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000, is primarily due to the following:

a. Average total earning assets have increased from $104.0 million at March 31, 2000 to $125.5 million at March 31, 2001. The net increase of $21.5 million represents a 20.7% increase over a twelve-month period. There can be no assurances, however, that this level of growth can be maintained.

b. As a consequence of the increase in earning assets, interest income, the most significant revenue item, increased from $2,256,643 for the three-month period ended March 31, 2000 to $2,734,105 for the three-month period ended March 31, 2001. The increase of $477,462 represents a 21.2% increase over a twelve-month period. Again, there can be no assurances that the Company can continue to maintain this level of growth. The yield on earning assets increased from 8.68% at March 31, 2000 to 8.71% at March 31, 2001, while the cost of funds over the two periods increased from 4.59% to 5.12%.

c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

     The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities for the three-month period ended March 31, 2001.

                                (Dollars in 000's)
           Interest                            Interest
       Earning Assets/          Average        Income/      Yield/
     Bearing Liabilities        Balance         Cost         Cost
     -------------------        -------        --------     ------
     Federal funds sold       $   4,177       $     60       5.75%
     Securities                  10,728            213       7.94%
     Loans                      110,626          2,461       8.90%
                               --------        -------       ----
       Total                  $ 125,531       $  2,734       8.71%
                               ========        -------       ----

     Deposits and borrowings  $ 106,926       $  1,369       5.12%
                               ========        -------       ----

     Net interest income                      $  1,365
                                               =======

     Net yield on earning assets                             4.35%
                                                             ====

     Net interest income increased from $1,249,661 for the three-month period ended March 31, 2000 to $1,364,571 for the three-month period ended
     March 31, 2001, a net increase of $114,910, or 9.2%. As evidenced by the table above, net yield on earning assets decreased from 4.81% for the three-month period ended March 31, 2000 to 4.35% for the three-month period ended March 31, 2001. The primary reason for the above decline is the 53 basis-point increase in the cost of funds. The cost of funds increased during the three-month period ended March 31, 2001 when compared to the three-month period ended March 31, 2000 in response to local competitive conditions.

d. Other income increased from $155,611 for the three-month period ended March 31, 2000 to $185,213 for the three-month period ended March
     31, 2001. This increase is primarily due to the increase in volume of transaction accounts. As a percentage of average total assets, other income remained constant at .54% for both of the three-month periods.

e. Total operating expenses increased from $676,185 for the three-month period ended March 31, 2000 to $754,494 for the three-month period ended March 31, 2001. As a percentage of average total assets, total operating expenses declined from 2.35% for the three-month period ended March 31, 2000 to 2.20% for the three-month period ended March 31, 2001. The decline in the above ratio is due primarily to the attainment of economies of scale.

     At December 31, 2000, the allowance for loan losses amounted to $1,365,057. By March 31, 2001, the allowance had grown to $1,412,557. The allowance for loan losses, as a percentage of gross loans, increased from 1.26% to 1.28% during the three-month period ended March 31, 2001. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

     The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.



                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

	(a)  Exhibits.  None.

	(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 2001.



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THOMASVILLE BANCSHARES, INC.
                             -----------------------------------------------
                             (Registrant)


Date: May 10, 2001       By:  /s/ Stephen H. Cheney
      ----------------       -----------------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and
                              Accounting Officer)