Form 10QSB
period 2001-06-30
THOMASVILLE BANCSHARES INC
filed 2001-08-15
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----	EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 2001.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
----	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    -------------------

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

                                (229) 226-3300
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                    Not Applicable
               ------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X            No
                        ----             ----

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, $1.00 par value per share 1,395,000 shares issued and outstanding as of August 10, 2001.

	Transitional small business disclosure format (check one):
                    Yes               No   X
                        ----             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                         THOMASVILLE BANCSHARES, INC.
                            THOMASVILLE, GEORGIA
                         CONSOLIDATED BALANCE SHEETS

                                       June 30,      December 31,
                                         2001           2000
ASSETS                                (Unaudited)     (Unaudited)
------                                -----------     -----------
Cash and due from banks              $  5,255,119    $  8,493,734
Federal funds sold                           - -        8,622,079
                                      -----------     -----------
  Total cash and cash equivalents    $  5,255,119    $ 17,115,813
Investment securities:
 Securities available-for-sale,
 at market value                        8,791,816      11,636,063
Loans, net                            119,303,021     107,118,466
Property & equipment, net               3,501,947       3,434,425
Other real estate owned                      - -          137,844
Other assets                            1,468,872       1,665,053
                                      -----------     -----------
  Total Assets                       $138,320,775    $141,107,664
                                      ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits
 Non-interest bearing deposits       $ 13,475,515    $ 15,330,627
 Interest bearing deposits            107,993,822     110,563,168
                                      -----------     -----------
  Total deposits                     $121,469,337    $125,893,795

Federal funds purchased, net            2,124,798            - -
Borrowings                              1,000,000       2,000,000
Other liabilities                         673,758         633,621
                                      -----------     -----------
 Total Liabilities                   $125,267,893    $128,527,416
                                      -----------     -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,395,000
 shares issued & outstanding         $  1,395,000    $  1,395,000
Paid-in-capital                         8,143,086       8,112,061
Retained earnings                       3,471,938       3,071,334
Accumulated other
 comprehensive income                      42,858           1,853
                                      -----------     -----------
 Total Shareholders' Equity          $ 13,052,882    $ 12,580,248
                                      -----------     -----------
 Total Liabilities and
  Shareholders' Equity               $138,320,775    $141,107,664
                                      ===========     ===========

             Refer to notes to the financial statements.



                     THOMASVILLE BANCSHARES, INC.
                       THOMASVILLE, GEORGIA
             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         For the three months
                                            ended June 30,
                                       -----------------------
                                         2001          2000
                                         ----          ----
Interest income                       $2,699,075    $2,430,100
Interest expense                       1,356,271     1,098,163
                                       ---------     ---------
Net interest income                   $1,342,804    $1,331,937
Provision for possible loan losses        70,000        85,000
                                       ---------     ---------
Net interest income after provision
 for possible loan losses             $1,272,804    $1,246,937
                                       ---------     ---------
Other income
 Gain on sale of mortgage loans       $      951    $      875
 Gain on sale of assets                   10,254          - -
 Service charges                          36,015        29,055
 Other fees                              128,729        96,134
 Rental income                              - -          6,900
                                       ---------     ---------
  Total other income                  $  175,949    $  132,964
                                       ---------     ---------

Salaries and benefits                 $  412,506    $  364,928
Advertising and public relations          15,903        39,763
Depreciation                              75,858        39,572
Legal & professional                      25,424        34,679
Repairs & maintenance                     39,337        40,658
Regulatory fees and assessments           18,066        15,509
Other operating expenses                 185,095       181,643
                                       ---------     ---------
  Total operating expenses            $  772,189    $  716,752
                                       ---------     ---------
Net income before taxes               $  676,564    $  663,149
Income taxes                             254,500       233,700
                                       ---------     ---------
Net income                            $  422,064    $  429,449
                                       =========     =========

Basic income per share                $      .30    $      .31
                                       =========     =========
Diluted income per share              $      .29    $      .30
                                       =========     =========

	Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          For the six months
                                            ended June 30,
                                       -----------------------
                                         2001          2000
                                         ----          ----
Interest income                       $5,433,180    $4,686,743
Interest expense                       2,725,805     2,105,145
                                       ---------     ---------
Net interest income                   $2,707,375    $2,581,598
Provision for possible loan losses       145,000       160,000
                                       ---------     ---------
Net interest income after provision
 for possible loan losses             $2,562,375    $2,421,598
                                       ---------     ---------
Other income
 Gain on sale of mortgage loans       $    3,990    $    2,058
 Gain on sale of assets                   10,254          - -
 Service charges                          68,823        56,980
 Other fees                              278,095       218,037
 Rental income                              - -         11,500
                                       ---------     ---------
  Total other income                  $  361,162    $  288,575
                                       ---------     ---------

Salaries and benefits                 $  804,946    $  722,314
Advertising and public relations          52,245        74,566
Depreciation                             143,844       109,330
Legal & professional                      57,218        50,929
Repairs & maintenance                     80,862        72,230
Regulatory fees and assessments           35,464        30,841
Other operating expenses                 348,104       332,727
                                       ---------     ---------
  Total operating expenses            $1,522,683    $1,392,937
                                       ---------     ---------
Net income before taxes               $1,400,854    $1,317,236
Income taxes                             512,000       484,700
                                       ---------     ---------
Net income                            $  888,854    $  832,536
                                       =========     =========

Basic income per share                $      .64    $      .60
                                       =========     =========
Diluted income per share              $      .62    $      .58
                                       =========     =========

	Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


                                              For the six-month period
                                                    Ended June 30,
                                             --------------------------
                                                 2001           2000
                                                 ----           ----
Cash flows from operating activities:       $  1,406,611   $  1,070,404
                                             -----------    -----------
Cash flows from investing activities:
  Decrease in OREO                          $    137,844   $    257,800
  Purchase of fixed assets                      (211,366)       (43,748)
  Maturities, calls,
   paydowns, securities, AFS                  10,300,000      2,902,336
  Purchase of securities, AFS                 (7,407,343)      (788,231)
  (Increase) in loans                        (12,329,555)    (6,642,734)
                                             -----------    -----------
Net cash used by investing activities       $ (9,510,420)  $ (4,314,577)
                                             -----------    -----------
Cash flows from financing activities:
  Options, restricted stock                 $     31,025   $     25,900
  Increase (decrease) in borrowings            1,124,798       (158,376)
  Increase (decrease) in deposits             (4,424,458)     2,467,028
  Payment of cash dividend                      (488,250)      (414,000)
                                             -----------    -----------
Net cash provided from
 (used by) financing activities             $ (3,756,885)  $  1,920,549
                                             -----------    -----------
Net (decrease) in cash and cash equivalents $(11,860,694) $ (1,323,624) Cash and cash equivalents,
 beginning of period                          17,115,813      7,583,110
                                             -----------    -----------
Cash and cash equivalents, end of period    $  5,255,119   $  6,259,486
                                             ===========    ===========

	Refer to notes to the consolidated financial statements.


                      THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
           FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 2001

                                                       Accumulated
                  Common Stock                            Other
                ------------------  Paid in   Retained Comprehensive
                Shares   Par Value  Capital   Earnings    Income    Total
                ------   ---------  -------   --------    ------    -----
Balance,
 Dec 31,
 1999       1,380,000 $ 1,380,000 $ 8,002,961 $1,966,766 $ (37,979) $11,311,748
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 six-month
 period ended
 June 30, 2000   - -         - -       - -       832,536      - -       832,536

Net unrealized
 (losses) on
 securities,
 six-month
 period ended
 June 30, 2000   - -         - -       - -         - -     (18,466)     (18,466)
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -       832,536   (18,466)     814,070

Stock options,
 restricted
 stock           - -         - -       25,900      - -        - -        25,900

Dividends
 paid            - -         - -        - -     (414,000)     - -      (414,000)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 June 30,
 2000       1,380,000 $ 1,380,000 $ 8,028,861 $2,385,302 $ (56,445) $11,737,718
            =========  ==========  ==========  =========  ========   ==========


Balance,
 December 31,
 2000       1,395,000 $ 1,395,000 $ 8,112,061 $3,071,334 $   1,853  $12,580,248
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 Six-month
 period ended
 June 30,
 2001          - -         - -          - -      888,854     - -        888,854

Net unrealized
 gains on
 securities, six-
 month period
 ended June 30,
 2001          - -         - -          - -         - -     41,005       41,005
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -       888,854    41,005      929,859

Stock options,
 restricted
 stock           - -         - -       31,025      - -        - -        31,025

Dividends
 paid            - -         - -        - -     (488,250)     - -      (488,250)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 June 30,
 2001       1,395,000 $ 1,395,000 $ 8,143,086 $3,471,938 $  42,858  $13,052,882
            =========  ==========  ==========  =========  ========   ==========


         Refer to notes to the consolidated financial statements.



                        THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JUNE 30, 2001


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2000.


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
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

	Total consolidated assets decreased by $2.8 million to $138.3 million during the six-month period ended June 30, 2001. Cash and cash equivalents declined by $11.8 million to $5.3 million, investment securities declined by $2.8 million to $8.8 million, loans increased by $12.2 million to $119.3 million, and all other assets decreased by $.4 million to $1.5 million. For the six-month period ended June 30, 2001, total deposits decreased by $4.4 million to $121.5 million, all other liabilities increased by $1.2 million to $3.8 million, and the capital accounts increased by $.4 million to $13.1 million.


Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.3 million, representing 3.8% of total assets. Investment securities, which amounted to $8.8 million, or 6.4% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                                 Bank's         Minimum required
                             June 30, 2001        by regulator
                             -------------      ----------------
     Leverage ratio                8.7%               4.0%
     Risk weighted ratio          12.6%               8.0%

As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.


Results of Operations
---------------------

For the three-month periods ended June 30, 2001 and 2000, net income amounted to $422,064 and $429,449, respectively. On a per share basis, basic and diluted income for the three-month period ended June 30, 2001 amounted to $.30 and $.29, respectively. For the three-month period ended June 30, 2000, basic and diluted income per share amounted to $.31 and $.30, respectively. Below are two key facts to consider when comparing the results of the three-month period ended June 30, 2001 with the three-month period ended June 30, 2000:

a.	Net interest income increased by $11,000, while average earning assets increased by approximately $20.0 million. The relatively small increase in net interest income as compared to the increase in average earning assets is due to narrowing interest margins, which are a result of a slowing economy and monetary policy actions undertaken by the Federal Reserve Board.

b.	Net overhead expense, defined as non-interest expense less non-interest income, increased 2.1% during the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000, from $583,788 to $596,240, while average earning assets grew by approximately 19% during the same period. The relatively small increase in net overhead expense as compared to the increase in average earning assets reflects the benefit of economies of scale and improved operational efficiencies.

Net income for the six-month period ended June 30, 2001 amounted to $888,854, or $.62 per diluted share. These results compare favorably with the six-month period ended June 30, 2000 net income of $832,456, or $.58 per diluted share. The primary reasons for the increase in net income for the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000 are as follows:

a.	Average total earning assets increased from $106.2 million at June 30,
      2000 to $129.2 million at June 30, 2001. The net increase of $23.0 million represents a 21.7% increase over a twelve-month period. There can be no assurance, however, that this level of growth can be maintained.

b.	As a consequence of the increase in earning assets, interest income, the most significant revenue item, increased 15.9% from $4,686,743 for the six-month period ended June 30, 2000 to $5,433,180 for the six-month period ended June 30, 2001. The yield on earning assets declined from 8.84% for the six-month period ended June 30, 2000 to 8.41% for the six-month period ended June 30, 2001. This decline is mainly in response to the Federal Reserve Board's monetary policy actions reducing short-term rates.

c.	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table presents the main components of interest earning assets and interest bearing liabilities for the six-month period ended June 30, 2001.

                                              (Dollars in 000's)

                Interest                            Interest
            Earning Assets/          Average        Income/      Yield/
          Bearing Liabilities        Balance         Cost         Cost
          -------------------        -------        --------     ------
          Federal funds sold       $   5,309       $    131       4.94%
          Securities                  10,138            347       6.85%
          Loans                      113,734          4,955       8.71%
                                    --------        -------       ----
            Total                  $ 129,181       $  5,433       8.41%
                                    ========        -------       ----

          Deposits and borrowings  $ 109,613       $  2,726       4.97%
                                    ========        -------       ----

          Net interest income                      $  2,707
                                                    =======
          Net yield on earning assets                             4.19%
                                                                  ====

Net interest income increased from $2,581,598 for the six-month period ended June 30, 2000 to $2,707,375 for the six-month period ended June 30, 2001, a net increase of $125,777, or 4.9%. Net yield on earning assets decreased from 4.87% for the six-month period ended June 30, 2000 to 4.19% for the six-month period ended June 30, 2001; the decrease is attributable to two factors:

       (i) the yield on earning assets decreased by 43 basis points to 8.41% and

	(ii)  the cost of funds increased by 25 basis points to 4.97%.

d.	Other income increased from $288,575 for the six-month period ended June
      30, 2000 to $361,162 for the six-month period ended June 30, 2001.
      Other income as a percent of average total assets increased from .50% for the six-month period ended June 30, 2000 to .52% for the six-month period ended June 30, 2001. The majority of this increase is due to fee income from overdraft accounts.

e.	Total operating expenses increased from $1,392,937 for the six-month period ended June 30, 2000 to $1,522,683 for the six-month period ended June 30, 2001. As a percentage of average total assets, total operating expenses decreased from 2.41% for the six-month period ended June 30, 2000 to 2.20% for the six-month period ended June 30, 2001.

At December 31, 2000, the allowance for loan losses amounted to $1,365,057.
At June 30, 2001, the allowance amounted to $1,513,294. As a percentage of gross loans, the allowance decreased from 1.26% to 1.25% during the six-month period ended June 30, 2001. Management considers the allowance for loan losses to be adequate and sufficient to absorb estimated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.



	                  PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The 2001 Annual Meeting of Shareholders of the Company was held on May 22, 2001. At the meeting, the following persons were elected as Class III directors to serve for a term of three tears and until their successors are elected as qualified: David A. Cone, Charles W. McKinnon, Jr., Randall L. Moore, Cochran A. Scott, Jr., and Richard L. Singletary, Jr.

The number of votes cast for and withheld with respect to the election of each nominee for director was as follows:

                                    Votes      Votes
                                     For      Withheld
                                   -------    --------
     David A. Cone                 935,582     1,950
     Charles W. McKinnon, Jr.      935,582     1,950
     Randall L. Moore              935,582     1,950
     Cochran A. Scott, Jr.         935,582     1,950
     Richard L. Singletary, Jr.    935,582     1,950

In addition, the shareholders of the Company ratified the appointment of Francis and Company, CPAs as auditors for the Company and its subsidiary for the year ending December 31, 2001. The number of votes for, against and withheld with respect to the ratification of Francis and Company, CPAs was as follows:

                               Votes      Votes     Votes
                                For      Against   Withheld
                              -------    -------   --------
                              935,532      800       1,200


No other matters were presented or voted on at the Annual Meeting.

The following persons did not stand for reelection at the 2001 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting:
Charles A. Balfour, Clifford S. Campbell, Jr., Stephen H. Cheney, Charles E. Hancock, Charles H. Hodges, III, Harold L. Jackson, David O. Lewis, and Diane
W. Parker.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

	(a)  Exhibits.  None.

      (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 2001.



                                   SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THOMASVILLE BANCSHARES, INC.
                               ---------------------------------------
                               (Registrant)


Date: August 10, 2001      BY:  /s/ Stephen H. Cheney
      -----------------         ----------------------------------------
                                Stephen H. Cheney
                                President and Chief Executive Officer
                                (Principal Executive, Financial and
                                 Accounting Officer)