Form 10QSB
period 2001-09-30
THOMASVILLE BANCSHARES INC
filed 2001-11-09
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----	EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 2001.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
----	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ---------------

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

                          (229) 226-3300
    -------------------------------------------------------------
          (Issuer's Telephone Number, Including Area Code)

                             Not Applicable
    -------------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

	Common stock, $1.00 par value per share 1,395,000 shares issued and outstanding as of November 1, 2001.

	Transitional small business disclosure format (check one):

                           Yes               No   X
                               -----            -----

                               (Page 1 of 15)


PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
    -----------------------------

                       THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                     September 30,   December 31,
                                         2001           2000
ASSETS                                (Unaudited)    (Unaudited)
------                               -------------   ------------

Cash and due from banks              $  4,159,330    $  8,493,734
Interest bearing
 deposits at other banks                  500,000            - -
Federal funds sold                      5,828,202       8,622,079
                                      -----------     -----------
  Total cash and cash equivalents    $ 10,487,532    $ 17,115,813
Investment securities:
 Securities available-for-sale,
 at market value                        6,325,748      11,636,063
Loans, net                            124,574,866     107,118,466
Property & equipment, net               3,466,321       3,434,425
Other real estate owned                      - -          137,844
Other assets                            1,680,040       1,665,053
                                      -----------     -----------
  Total Assets                       $146,534,507    $141,107,664
                                      ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
 Non-interest bearing deposits       $ 15,133,329    $ 15,330,627
 Interest bearing deposits            111,102,188     110,563,168
                                      -----------     -----------
  Total deposits                     $126,235,517    $125,893,795
Borrowings                              6,000,000       2,000,000
Other liabilities                         763,139         633,621
                                      -----------     -----------
 Total Liabilities                   $132,998,656    $128,527,416
                                      -----------     -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,395,000
 shares issued & outstanding         $  1,395,000    $  1,395,000
Paid-in-capital                         8,156,176       8,112,061
Retained earnings                       3,919,097       3,071,334
Accumulated other
 comprehensive income                      65,578           1,853
                                      -----------     -----------
 Total Shareholders' Equity          $ 13,535,851    $ 12,580,248
                                      -----------     -----------
 Total Liabilities and
  Shareholders' Equity               $146,534,507    $141,107,664
                                      ===========     ===========

              Refer to notes to the financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
                  CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED)


                                          Three months ended
                                            September 30,
                                       -----------------------
                                         2001          2000
                                         ----          ----
Interest income                       $2,615,578    $2,471,105
Interest expense                       1,301,883     1,189,113
                                       ---------     ---------
Net interest income                   $1,313,695    $1,281,992

Provision for loan losses                 60,000        75,000
                                       ---------     ---------
Net interest income after
 provision for loan losses            $1,253,695    $1,206,992
                                       ---------     ---------
Other income
 Gain on sale of mortgage loans       $      483    $    1,673
 Service charges                          40,953        28,707
 Other fees                              148,078       164,229
 Rental income                              - -          6,890
                                       ---------     ---------
  Total other income                  $  189,514    $  201,499
                                       ---------     ---------

Salaries and benefits                 $  427,430    $  371,368
Advertising and public relations          28,743        43,034
Depreciation                              77,171       104,994
Legal and professional                    33,305        25,030
Repairs and maintenance                   39,921        38,326
Regulatory fees and assessments           17,657        15,703
Other operating expenses                 170,403        92,686
                                       ---------     ---------
  Total operating expenses            $  794,630    $  691,141
                                       ---------     ---------

Net income before taxes               $  648,579    $  717,350
Income taxes                             201,420       272,052
                                       ---------     ---------

Net income after taxes                $  447,159    $  445,298
                                       =========     =========

Basic income per share                $      .32    $      .32
                                       =========     =========

Diluted income per share              $      .31    $      .31
                                       =========     =========

	Refer to notes to the consolidated financial statements.



                        THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
                     CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)


                                          Nine months ended
                                            September 30,
                                       ------------------------
                                         2001           2000
                                         ----           ----

Interest income                       $8,048,758     $7,157,848
Interest expense                       4,027,688      3,294,258
                                       ---------      ---------
Net interest income                   $4,021,070     $3,863,590

Provision for loan losses                205,000        235,000
                                       ---------      ---------
Net interest income after
 provision for loan losses            $3,816,070     $3,628,590
                                       ---------      ---------
Other income
 Gain on sale of mortgage loans       $    4,473     $    3,731
 Gain on sale of assets                   10,254           - -
 Service charges                         109,776         85,687
 Other fees                              426,173        382,266
 Rental income                              - -          18,390
                                       ---------      ---------
  Total other income                  $  550,676     $  490,074
                                       ---------      ---------

Salaries and benefits                 $1,232,376     $1,093,682
Advertising and public relations          80,988        117,600
Depreciation                             221,015        214,324
Legal and professional                    90,523         75,959
Repairs and maintenance                  120,783        110,556
Regulatory fees and assessments           53,121         46,544
Other operating expenses                 518,507        425,413
                                       ---------      ---------
  Total operating expenses            $2,317,313     $2,084,078
                                       ---------      ---------

Net income before taxes               $2,049,433     $2,034,586
Income taxes                             713,420        756,752
                                       ---------      ---------

Net income after taxes                $1,336,013     $1,277,834
                                       =========      =========

Basic income per share                $      .96     $      .92
                                       =========      =========

Diluted income per share              $      .93     $      .89
                                       =========      =========

	Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                  Nine months ended
                                                    September 30,
                                             --------------------------
                                                 2001           2000
                                                 ----           ----

Cash flows from operating activities:       $  1,857,942   $  1,547,304
                                             -----------    -----------
Cash flows from Investing Activities:
  Decrease in other real estate owned       $    137,844   $    239,970
  Purchase of fixed assets                      (252,911)      (145,444)
  Maturities, paydowns on securities AFS      14,400,000      3,600,000
  Purchase of securities AFS                  (9,007,343)    (1,452,309)
  (Increase) in loans                        (17,661,400)   (12,718,545)
                                             -----------    -----------
Net cash used by investing activities       $(12,383,810)  $(10,476,328)
                                             -----------    -----------

Cash flows from Financing Activities:
  Increase (decrease) in borrowings         $  4,000,000   $   (314,779)
  Payment of cash dividends                     (488,250)      (414,000)
  Options, restricted stock                       44,115         37,000
  Exercise of stock options                         - -          75,000
  Increase in deposits                           341,722     10,338,749
                                             -----------    -----------
Net cash provided by financing activities   $  3,897,587   $  9,721,970
                                             -----------    -----------

Net increase in cash and cash equivalents $ (6,628,281) $ 792,946 Cash and cash equivalents,
 beginning of period                          17,115,813      7,583,110
                                             -----------    -----------
Cash and cash equivalents, end of period    $ 10,487,532   $  8,376,056
                                             ===========    ===========

            Refer to notes to the financial statements.



                     THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
      FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 2001

                                                        Accumulated
                  Common Stock                            Other
                ------------------  Paid in   Retained Comprehensive
                Shares   Par Value  Capital   Earnings    Income    Total
                ------   ---------  -------   --------    ------    -----
Balance,
 Dec 31,
 1999       1,380,000 $ 1,380,000 $ 8,002,961 $1,966,766 $ (37,979) $11,311,748
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 nine-month
 period ended
 Sept 30, 2000   - -         - -       - -     1,277,834      - -     1,277,834

Net unrealized
 (losses) on
 securities,
 nine-month
 period ended
 Sept 30, 2000   - -         - -       - -         - -        (295)        (295)
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -     1,277,834      (295)   1,277,539

Stock options,
 restricted
 stock           - -         - -       37,000      - -        - -        37,000

Exercise of
 15,000 stock
 options       15,000      15,000      60,000      - -        - -        75,000

Dividends
 paid            - -         - -        - -     (414,000)     - -      (414,000)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Sept 30,
 2000       1,395,000 $ 1,395,000 $ 8,099,961 $2,830,599 $ (38,274) $12,287,286
            =========  ==========  ==========  =========  ========   ==========

-----------------------------------------

Balance,
 December 31,
 2000       1,395,000 $ 1,395,000 $ 8,112,061 $3,071,334 $   1,853  $12,580,248
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 Nine-month
 period ended
 Sept 30,
 2001          - -         - -          - -    1,336,013     - -      1,336,013

Net unrealized
 gains on
 securities, nine-
 month period
 ended Sept 30,
 2001          - -         - -          - -         - -     63,725       63,725
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -     1,336,013    63,725    1,399,738

Stock options,
 restricted
 stock           - -         - -       44,115      - -        - -        44,115

Dividends
 paid            - -         - -        - -     (488,250)     - -      (488,250)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Sept 30,
 2001       1,395,000 $ 1,395,000 $ 8,156,176 $3,919,097 $  65,578  $13,535,851
            =========  ==========  ==========  =========  ========   ==========


         Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 2001


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2000.


NOTE 2 - SUMMARY OF ORGANIZATION

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on March 30, 1995, for the purpose of becoming a bank holding company for a proposed national bank, Thomasville National Bank (the "Bank") to be located in Thomasville, Georgia.
 In an initial public offering conducted during 1995, the Company sold and issued 600,000 shares of its $1.00 par value common stock. Proceeds from the above offering amounted to $5,972,407, net of selling expenses. The Company commenced banking operations on October 2, 1995. During the first calendar quarter of 1998, the Company declared a two-for-one stock split, effected in the form a 100% stock dividend, thus increasing the then total number of outstanding shares to 1,200,000. During 1998, the Company conducted a secondary public offering and sold 180,000 shares of its $1.00 par value common stock for $2,676,366, net of selling expenses. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank's depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC"), subject to certain limitations imposed by the FDIC.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FASB 141") addresses financial accounting and reporting for business combinations and supersedes both APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of FASB 141 are to be accounted for using one method - the purchase method. The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001. The adoption of FASB 141 is not expected to have a material impact on the financial position or results of operation of the Company.

	Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FASB 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion
No. 17, "Intangible Assets." FASB 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FASB 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 142 is not expected to have a material impact on the financial position or results of operation of the Company.

	Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FASB 143") addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB 143 applies to all entities. FASB 143 also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. FASB 143 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies".
 FASB 143 is effective for fiscal years beginning after December 15, 2002.
The adoption of FASB 143 is not expected to have a material impact on the financial position or results of operation of the Company.

	Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets.
 FASB 144 supersedes both FASB Statement No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a Segment of a business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB 144 are required to be applied with fiscal years beginning after December 15, 2001. Adoption of FASB 144 is not expected to have a material impact on the financial position or results of operation of the Company.


Item 2.	Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

Total consolidated assets increased by $5.4 million to $146.5 million during the nine-month period ended September 30, 2001. The increase was generated through a $.3 million increase in deposits, a $4.0 million increase in borrowings, a $.1 million increase in other liabilities, and a $1.0 million increase in the capital accounts. The Bank utilized the $5.4 million increase in sources of funds to restructure its assets as follows: Loans were increased by $17.4 million to $124.6 million, cash and cash equivalents were reduced by $6.6 million to $10.5 million, securities were reduced by $5.3 million to $6.3 million, and all other assets were reduced by $.1 million to $4.8 million.


Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $10.5 million, representing 7.1% of total assets. Investment securities, which amounted to $6.3 million or 4.3% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Management is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                                 Bank's       Minimum required
                           September 30, 2001   by regulator
                           ------------------   ------------
    Leverage ratio                9.0%             4.0%
    Risk weighted ratio          12.3%             8.0%

As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.

Results of Operations
---------------------

For the three-month periods ended September 30, 2001 and 2000, net income amounted to $447,159 and $445,298, respectively. On a per share basis, basic income for both three-month periods ended September 30, 2001 and 2000 amounted to $.32. For both three-month periods ended September 30, 2001 and 2000, diluted income per share amounted to $.31. Below are two key factors to consider when comparing the net income results for the three-month period ended September 30, 2001 with those of the three-month period ended September 30, 2000:

a.	Net interest income increased by approximately $32,000, while average earning assets increased by approximately $20.7 million. The relatively small increase in net interest income as compared to the increase in average earning assets is due to narrowing interest margins, which are a result of a slowing economy and monetary policy actions undertaken by the Federal Reserve Board.

b.	Net overhead expense, defined as non-interest expense less non-interest income, increased 23.6% during the three-month period ended September
      30, 2001 compared to the three-month period ended September 30, 2000, from $489,642 to $605,116, while average earning assets grew by approximately 19% during the same period. This indicates that the increase in net overhead expense is outpacing the growth in assets.

Net income for the nine-month period ended September 30, 2001 amounted to $1,336,013, or $.93 per diluted share. These results compare favorably to the September 30, 2000 net income of $1,277,834, or $.89 per diluted share. The primary reasons for the increase in net income for the nine-month period ended September 30, 2001 as compared to the nine-month period ended September 30, 2000 are as follows:

a.	Average total earning assets increased from $107.5 million for the nine-month period ended September 30, 2000 to $128.2 million for the nine-month period ended September 30, 2001. The net increase of $20.7 million represents a 19.2% increase over a twelve-month period. There can be no assurances, however, that this level of growth can be maintained.

b.	As a result of the increase in earning assets, interest income, the most significant revenue item, increased by $890,910, or 12.4%, from $7,157,848 for the nine-month period ended September 30, 2000 to $8,048,758 for the nine-month period ended September 30, 2001. The cost of fund declined from 4.89% for the nine-month period ended September
      30, 2000 to 4.81% for the nine-month period ended September 30, 2001.

c.	Net interest income, the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, increased from $3,863,590 for the nine-month period ended September 30, 2000 to $4,021,070 for the nine-month period ended September 30, 2001, a net increase of $157,480, or 4.1%. Net yield on earning assets decreased from 4.79% for the nine-month period ended September 30, 2000 to 4.18% for the nine-month period ended September 30, 2001. The reason for the decline in the net yield on earning assets is that the yield on earning assets declined by 51 basis points, from 8.88% to 8.37%, while the cost of funds declined 8 basis points, from 4.89% to 4.81%.

	The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

                                (Dollars in 000's)
              Interest                         Interest
          Earning Assets/         Average      Income/      Yield/
        Bearing Liabilities       Balance       Cost         Cost
        -------------------       -------      --------     ------
        Federal funds sold       $   4,815    $    159       4.40%
        Securities                   9,606         464       6.44%
        Loans                      113,753       7,426       8.70%
                                  --------     -------       ----
          Total                  $ 128,174    $  8,049       8.37%
                                  --------     -------       ----

        Deposits and borrowings  $ 111,686    $  4,028       4.81%
                                  --------     -------       ----

        Net interest income                   $  4,021
                                               =======

        Net yield on earning assets                          4.18%
                                                             ====

d.	Other income increased from $490,074 for the nine-month period ended
      September 30, 2000 to $550,676 for the nine-month period ended September 30, 2001. As a percentage of average total assets, other income declined from .56% for the nine-month period ended September 30, 2000 to .53% for the nine-month period ended September 30, 2001.

e.	Total operating expenses increased from $2,084,078 for the nine-
      month period ended September 30, 2000 to $2,317,313 for the nine-month period ended September 30, 2001. Total operating expenses as a percentage of average total assets declined from 2.35% for the nine-month period ended September 30, 2000 to 2.23% for the nine-month period ended September 30, 2001. The decline is due to attainment of higher operational efficiencies.

At December 31, 2000, the allowance for loan losses amounted to $1,365,057.
At September 30, 2001, the allowance for loan losses amounted to $1,532,236. As a percentage of gross loans, the allowance declined from 1.26% at December 31, 2000 to 1.22% at September 30, 2001. Management considers the allowance for loan losses to be adequate and sufficient to absorb estimated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Certain statements in this Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. The forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes and other risks as detailed from time to time in the Company's filings with the Securities and Exchange Commission. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes made it clear that any projected results expressed or implied therein will not be realized.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits.  None.

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 2001.



                                     SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THOMASVILLE BANCSHARES, INC.
                             -----------------------------------------
                             (Registrant)


Date: November 7, 2001   BY:  /s/ Stephen H. Cheney
      -----------------      -----------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and
                              Accounting Officer)