Form 10KSB
period 2001-12-31
THOMASVILLE BANCSHARES INC
filed 2002-04-01
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                       _______________________

                             FORM 10-KSB
                       _______________________

             Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

              For the Fiscal Year Ended December 31, 2001
            ________________________________________________

                    Commission File Number 0-25929

                     THOMASVILLE BANCSHARES, INC.

                        A Georgia Corporation
             (IRS Employer Identification No.58-2175800)
                        301 North Broad Street
                      Thomasville, Georgia 31792
                            (229) 226-3300
             ________________________________________________

              Securities Registered Pursuant to Section 12(b)
                  of the Securities Exchange Act of 1934:

                                 None
                                 ----

              Securities Registered Pursuant to Section 12(g)
                 of the Securities Exchange Act of 1934:

                       Common Stock, $1.00 par value
                       -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X         No
                                                      -----           ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the fiscal year ended December 31, 2001:   $11,349,551

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (1,082,799 shares) on March 15, 2002 was $17,324,784. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the Common Stock of the Registrant based on recent sales of the Common Stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant.

The number of shares outstanding of the Registrant's Common Stock, as of March 25, 2002: 1,395,000 shares of $1.00 par value Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with its 2002 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this Report.

Transitional Small Business Disclosure Format (check one)   Yes     No  X
                                                                ---    ---



                                      PART I


                SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

	Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will,"
"expect," "estimate," "anticipate," "believe," "target," "plan,"
"project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2002 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.



ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

GENERAL

	Thomasville Bancshares, Inc., a Georgia corporation (the "Company"), was formed in March 1995 to act as the holding company for Thomasville National Bank (the "Bank"). The Bank opened for business in October 1995, and presently operates two branches in Thomasville, Georgia. The Bank is a full service commercial bank, without trust powers, and offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest-bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/ installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

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

MARKET AREA AND COMPETITION

	The market area of the Bank consists of Thomas County, Georgia and is focused on Thomasville, the county seat. Thomas County has been experiencing steady growth in both jobs and banking deposits in recent years.
[Thomasville is a regional and commercial medical center for Southwest Georgia]. Thomas County maintains a steady industrial and agricultural base, which has been expanding in recent years. The largest employers in the county include the John D. Archbold Memorial Hospital and Warners
(foundation garments). Agricultural activities in the county are supported by the second-largest fresh vegetable market in Georgia and a daily cash market for hogs, cattle and poultry.

	The populations of Thomasville and Thomas County are approximately 18,162 and 42,737, respectively. The median household income in Thomas County in 2001 was approximately $21,142 and the unemployment rate was 3.9% as of December 2001. Real estate values in the Bank's market area have generally appreciated over the last five years.

	Competition among financial institutions in the Bank's market area is intense. There are three commercial banks and a total of ten branches in Thomasville and four additional branches in smaller communities in Thomas County. In addition, there is one savings and loan association in Thomasville. There are also four credit unions headquartered in Thomas County.

	Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects the bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the offering of unique financial services products. The Bank is competing with financial institutions that have much greater financial resources, and that may be able to offer more services and possibly better terms to their customers.
However, the management of the Bank believes that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

	The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2001 and 2000. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                        Year Ended           Year Ended
                                     December 31, 2001    December 31, 2000
                                     -----------------    -----------------
     Average Consolidated Assets
     ---------------------------
Cash and due from banks                $  3,967,783         $  3,617,758
                                       ------------         ------------
Tax-exempt securities                       -  -                 121,918
Taxable securities                        9,076,158            7,459,190
Federal funds sold                        5,133,405            3,193,656
Net loans                               119,551,575           99,289,816
                                       ------------         ------------
     Total interest-earning assets     $133,761,138         $110,064,580
Other assets                              5,390,064            5,557,934
                                       ------------         ------------
     Total assets                      $143,118,985         $119,240,272
                                       ============         ============

Average Consolidated Liabilities And Stockholders' Equity
---------------------------------------------------------
Non-interest-bearing deposits          $ 14,355,929         $ 13,280,206
NOW and money market deposits            57,151,326           43,374,521
Savings deposits                          3,384,723            3,063,659
Time deposits                            51,192,465           43,759,960
Other borrowings                          2,923,481            2,918,698
Other liabilities                           698,854              805,542
                                       ------------         ------------
Total liabilities                      $129,706,778         $107,202,586

Stockholders' equity                     13,412,207           12,037,686
                                       ------------         ------------

Total liabilities
 and stockholders' equity              $143,118,985         $119,240,272
                                       ============         ============

	The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                          Year Ended December 31, 2001
                                          ----------------------------
                                         Average       Interest     Average
           Assets                        Amount      Earned/Paid   Yield/Rate
           ------                        -------       --------     -------
   Taxable securities                  $  9,076,158    $  588,166     6.48%
   Federal funds sold                     5,133,405       190,606     3.71%
   Net loans                            119,551,575(1)  9,760,452(2)  8.16%
                                        -----------    ----------
    Total earning assets               $133,761,138   $10,539,224     7.88%
                                        ==========     ==========

         Liabilities
         -----------
   NOW and money market deposits       $ 57,151,326   $ 1,976,502     3.46%
   Savings deposits                       3,384,723        93,218     2.75%
   Time deposits                         51,192,465     3,000,036     5.86%
   Other borrowings                       2,923,481       138,262     4.73%
                                        -----------    ----------
    Total interest-bearing liabilities $114,651,995   $ 5,208,018     4.54%
                                        ===========    ==========

   Net yield on earning assets                                        3.99%
                                                                      ====

----------------------
(1)  At December 31, 2001, $595,646 in loans were not accruing interest.
(2) Interest earned on net loans includes $260,881 in loan fees and loan service fees.

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

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	The effect on interest income, interest expense and net interest income during the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate.

                                       Year Ended December 31, 2001
                                              Compared to
                                       Year Ended December 31, 2000
                                       ----------------------------
                                       Increase (decrease) due to:
                                     Volume        Rate         Total
                                     ------        ----         -----
                                               (In $ thousands)
Interest earned on:
   Tax-exempt securities            $      (4)   $  --        $      (4)
   Taxable securities                     102          45           147
   Federal funds sold                      23         (34)          (11)
   Net loans                            1,322        (788)          534
                                    ---------    --------     ---------
      Total interest income             1,443        (777)          666
                                    ---------    --------     ---------

Interest paid on:
   NOW and money market deposit           365        (191)          174
   Savings deposits                         1       --                1
   Time deposits                          436         (52)          384
   Other borrowings                         1         (22)          (21)
                                    ---------    --------     ---------
      Total interest expense              803        (265)          538
                                    ---------    --------     ---------
Change in net interest income       $     640    $   (512)    $     128
                                    =========    ========     =========


                                       Year Ended December 31, 2000
                                              Compared to
                                       Year Ended December 31, 1999
                                       ----------------------------
                                       Increase (decrease) due to:
                                     Volume        Rate         Total
                                     ------        ----         -----
                                               (In $ thousands)
Interest earned on:
   Tax-exempt securities            $     (13)   $      1     $     (12)
   Taxable securities                     106           9           115
   Federal funds sold                    (161)        125           (36)
   Net loans                            1,634         252         1,886
                                    ---------    --------     ---------
      Total interest income             1,566         387         1,953
                                    ---------    --------     ---------

Interest paid on:
   NOW and money market deposit           364         180           544
   Savings deposits                        19       --               19
   Time deposits                          267         184           451
   Other borrowings                        68           8            76
                                    ---------    --------     ---------
      Total interest expense              718         372         1,090
                                    ---------    --------     ---------
Change in net interest income       $     848    $     15     $     863
                                    =========    ========     =========

DEPOSITS

	The Bank offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned check charges.

	The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                 Year Ended              Year Ended
                              December 31, 2001        December 31, 2000
                            ---------------------    --------------------
                             Average     Average     Average     Average
  Deposit Category           Amount     Rate Paid    Amount     Rate Paid
  ----------------           -------    ---------    -------    ---------
  Non interest-bearing
    demand deposits        $14,355,929     N/A      $13,280,206    N/A
  NOW and money
    market deposits         57,151,326    3.46%      43,374,521   4.15%
  Savings deposits           3,384,723    2.75%       3,063,659   3.00%
  Time deposits             51,192,465    5.86%      43,759,960   5.98%

	The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31,
2001:
                                         Time Certificate
                                           of Deposits
                                         ----------------
             3 months or less              $ 6,726,718
             3-6 months                      3,111,675
             6-12 months                     6,625,214
             over 12 months                  8,909,086
                                            ----------
               Total                       $25,372,693
                                            ==========

LOAN PORTFOLIO

	The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2001, the Bank had a legal lending limit for unsecured loans of up to $1,950,000 to any one person. See "Supervision and Regulation."

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

	CONSUMER LOANS

	The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes, including home improvements, education and other personal expenditures. In evaluating these loans the Bank reviews the borrower's level and stability of income and past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Bank maintains a proper margin between the loan amount and collateral value.

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

     The following table presents various categories of loans contained in the Bank's loan portfolio as of the dates indicated and the total amount of all loans for such periods:

                                              As of               As of
Type of Loan                            December 31, 2001   December 31, 2000
------------                            -----------------   -----------------
Commercial, financial and agricultural     $ 40,032,109        $ 29,605,383
Real estate-construction                      6,333,530           3,510,851
Real estate-mortgage                         80,747,146          64,975,926
Installment and
  other loans to individuals                  8,787,723          10,391,363
                                            -----------         -----------
Subtotal                                    135,900,508         108,483,523
Less: Allowance for possible loan losses     (1,564,769)         (1,365,057)
                                            -----------         -----------
  Total (net of allowances)                $134,335,739        $107,118,466
                                            ===========         ===========

	The following is a presentation of an analysis of maturities of certain loans as of December 31, 2001:

                             Due in 1    Due After 1 to   Due After
Type of Loan               Year of Less     5 Years        5 Years      Total
------------               ------------  --------------   ----------    -----
                                              (In thousands)
Commercial, financial
  and agricultural           $30,613        $8,898          $ 521      $40,032
Real estate-construction       6,334          --              --         6,334
                              ------         -----           ----       ------
                             $36,947        $8,898          $ 521      $46,366
                              ======         =====           ====       ======

     For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2001:

                              Due in 1    Due After 1 to   Due After
Type of Loan                Year of Less     5 Years        5 Years      Total
------------                ------------  --------------   ----------    -----
                                                 (In thousands)
Predetermined interest rate   $ 8,133        $3,619          $ --       $11,752
Floating interest rate         28,814         5,279             521      34,614
                               ------         -----           -----      ------
                              $36,947        $8,898          $  521     $46,366
                               ======         =====           =====      ======

	The Bank considers impaired loans to include all restructured loans, loans on which the accrual of interest has been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indication of potential credit weakness. At December 31, 2001 and 2000, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $4,640,644 and $3,295,241, respectively. The average recorded investment in impaired loans amounted to approximately $3,835,462 and $1,813,399 for the years ended December 31, 2001 and 2000, respectively. The allowance for loan losses related to impaired loans amounted to approximately $934,727 and $683,847 at December 31, 2001 and 2000, respectively. Interest income recognized on impaired loans for the years ended December 31, 2001 and 2000 amounted to $351,311 and $178,982, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2001 and 2000. The Bank has no commitments to lend additional funds to borrowers whose loans have been modified.

	As of December 31, 2001, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

	Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. At December 31, 2001, no loans were over 90 days past due but still accruing interest. As of December 31, 2001, seven loans with an aggregate principal balance of $555,097 were considered to be "troubled-debt restructured," and 24 loans with an aggregate balance of $595,646 were on non-accrual status.


SUMMARY OF LOAN LOSS EXPERIENCE

	An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

               Analysis of the Allowance for Possible Loan Losses

                                                      Year ended
                                                      December 31,
                                                    ----------------
                                                     2001          2000
                                                     ----          ----

   Balance at beginning of period                 $1,365,057     $1,109,707
                                                   ---------      ---------

   Charge-offs:
    Real estate loans                             $  (61,265)    $ (203,014)
    Installment and other loans to individuals      (118,423)       (36,825)
    Commercial, financial, agricultural              (51,290)       (18,875)
   Recoveries                                         15,690          4,064
                                                   ---------      ---------
   Net charge-offs                                  (215,288)      (254,650)
   Additions charged to operations                   415,000        510,000
                                                   ---------      ---------
   Balance at end of period                       $1,564,769     $1,365,057
                                                   =========      =========

   Ratio of net charge-offs during the
    period to average loans outstanding
    during the period                                 0.18%         0.26%
                                                      =====         =====

	At December 31, 2001 and 2000 the allowance was allocated as follows:

                                             At                    At
                                      December 31, 2001     December 31, 2000
                                     -------------------   -------------------
                                                Percent               Percent
                                               of loans              of loans
                                                in each               in each
                                               category              category
                                               to total              to total
                                     Amount      loans     Amount      loans
                                     -------   ---------   -------   ---------
Commercial, financial
 and agricultural                  $  510,000     29.5%  $  396,000     27.3%
Real estate - construction            103,000      4.7%      67,000      3.2%
Real estate - mortgage                771,000     59.3%     706,000     59.9%
Installment and other loans
 to individuals                       146,000      6.5%     164,000      9.6%
Unallocated                            34,769      N/A       32,057      N/A
                                   ----------    -----   ----------    -----
   Total                           $1,564,769    100.0%  $1,365,057    100.0%
                                   ==========    =====   ==========    =====

LOAN LOSS RESERVE

	In considering the adequacy of the Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 2001, 29.5% of outstanding loans are in the category of commercial loans, which includes commercial, industrial and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, 93.5% of these commercial loans at December 31, 2001 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

	The Bank's consumer loan portfolio is also well secured. At December 31, 2001, 91.2% of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

	Real estate mortgage loans constituted 59.3% of outstanding loans at December 31, 2001. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

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

INVESTMENTS

	As of December 31, 2001, investment securities comprised approximately 4.7% of the Bank's assets and net loans comprised approximately 87.6% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

	The following table presents, for the dates indicated, the book value of the Bank's investments. All securities held at December 31, 2001 and 2000 were categorized as available-for-sale.

                                                    December 31,
                                                    ------------
                                                2001             2000
                                                ----             ----
  Obligations of U.S. Treasury
    and other U.S. Agencies                  $ 5,792,695     $10,825,563
  Corporate equity                               240,000         240,000
  Other securities                               466,667           --
  Federal Reserve and
    Federal Home Loan Bank stock                 635,800         570,500
                                              ----------      ----------
  Total                                      $ 7,135,162     $11,636,063
                                              ==========      ==========

	The following table indicates as of December 31, 2001 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                       Weighted Average
                                          Amount           Yield
                                          ------       ----------------
  Obligation of U.S. Treasury
   and other U.S. Agencies:
     0 - 1 years                        $ 2,045,089           5.36%
     Over 1 through 5 years               2,969,356           5.15%
     Over 5 through 10 years                778,250           5.68%
  Other securities
     Over 5 through 10 years                466,667          10.13%

  Federal Reserve Bank and Federal
   Home Loan Bank Stock, no maturity        635,800           6.78%

  Corporate equity, no maturity             240,000            --
                                         ----------

  Total                                 $ 7,135,162           5.57%
                                         ==========           =====

RETURN ON EQUITY AND ASSETS

	Returns on average consolidated assets and average consolidated equity for the periods indicated were as follows:

                                         Years ended December 31,
                                         ------------------------
                                            2000          1999
                                            ----          ----
Return on Average Assets                    1.18%         1.27%
Return on Average Equity                   12.50%        12.60%
Average Equity to Average Assets Ratio      9.40%        10.10%
Dividend Payout Ratio                       --            --

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

	The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2001, the Bank had outstanding participations totaling $4,558,708.

DATA PROCESSING

	The Bank performs a full range of data processing services internally, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.

EMPLOYEES

	At March 15, 2002, the Bank employed 38 persons on a full-time basis, including nine officers, and two persons on a part-time basis.
The Bank plans to hire additional persons as needed, including additional tellers and financial service representatives.

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

REGISTRAR AND TRANSFER AGENT

	SunTrust Bank, Atlanta serves as the Transfer Agent and Registrar for the Common Stock.

SUPERVISION AND REGULATION

      GENERAL

	The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency
("OCC"), the Georgia Banking Department of Banking and Finance (the
"Georgia Banking Department") and the Federal Deposit Insurance Corporation ("FDIC").

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

	A bank holding company which has not elected to become a financial holding company under the Gramm-Leach-Bliley Act, as discussed below, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, bank holding companies may still engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

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

      GRAMM-LEACH-BLILEY

      The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999 ("GLBA"), enacted in 1999, enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws, that prohibited the affiliation of banks and these other financial services entities under a single holding company. Bank holding companies, and other types of financial services entities, may elect to become financial holding companies under the new law, which will enable them to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

      To become a financial holding company, a bank holding company must provide notice to the Federal Reserve Board of its desire to become a financial holding company, and certify to the Federal Reserve Board that each of its bank subsidiaries is "well-capitalized," "well-managed" and has at least a "satisfactory" rating under the Community Reinvestment Act.

      The GLBA establishes a system of functional regulation, under which the Federal Reserve Board will regulate the banking activities of financial holding companies and other federal banking regulators will regulate banks' financial subsidiaries. The SEC will regulate securities activities of financial holding companies and state insurance regulators will regulate their insurance activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

	The implementation of the act increases competition in the financial services sector by allowing many different entities, including banks and bank holding companies, to affiliate and/or to merge with other financial services entities and cross-sell their financial products in order to better serve their current and prospective customers. At this time, the Company does not intend to seek qualification as a financial holding company or to enter into these additional financial services areas.

      DIVIDENDS

      The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow for the Company is dividends from the Bank. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as dividends paid by the Company to its shareholders.

      The payment of dividends by the Company and the Bank may be affected or limited by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends depending on the institution's financial condition), such authority may require, after notice and hearing, that the bank cease and desist from such practice. The FDIC and the Federal Reserve Board have issued policy statements that provide, generally, that insured banks and bank holing companies should only pay dividends out of current operating earnings. The Federal Reserve has issued a policy statement to the same effect for bank holding companies. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991, as discussed below.

	The Bank is restricted in its ability to pay dividends under national banking laws and the regulations of the OCC. The Bank may only pay dividends out of undivided profits, subject to other applicable provisions of law. In addition, the Bank may not declare a dividend until the Bank's surplus equals its stated capital, unless there has been transferred to surplus not less than 10% of the Bank's net income of the preceding two consecutive six-month periods (in the case of an annual dividend). Approval by the OCC is required if the total dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

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

	The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:


                              Total Risk-     Tier 1 Risk-       Tier 1
                             Based Capital    Based Capital    Leverage
                                Ratio            Ratio           Ratio
                             -------------    -------------     --------
Well capitalized(1)          greater than     greater than    greater than
                             or equal to 10%  or equal to 6%  or equal to 5%
Adequately capitalized(1)    greater than     greater than    greater than
                             or equal to 8%   or equal to 4%  or equal 4% (2)
Undercapitalized(4)          less than 8%     less than 4%    less than 4% (3)
Significantly
 undercapitalized(4)         less than 6%     less than 3%    less than 3%
Critically undercapitalized      --               --          less than or
                                                              equal to 2% (5)
___________________________
(1)  An institution must meet all three minimums.
(2) Greater than or equal to 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) Less than 3% for composite 1-rated institutions, subject to applicable federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5)  Ratio of tangible equity to total assets.

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



ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

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



ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

	No matter was submitted during the quarter ended December 31, 2001 to a vote of security holders of the Company.



                                  PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  --------------------------------------------------------

MARKET INFORMATION

      During the period covered by this report and to date, there was no established public trading market for the Company's common stock.

HOLDERS OF COMMON STOCK

	As of March 15, 2002, the number of holders of record of the Company's common stock was 716.

DIVIDENDS

	The following table sets forth the cash dividends declared by the Company on its common stock during the two years ended December 31, 2001:

             Year ended December 31, 2001            Dividends
             ----------------------------            ---------
                  First quarter......................   --
                  Second quarter.....................$488,250
                  Third quarter......................   --
                  Fourth quarter.....................   --

             Year ended December 31, 2000            Dividends
             ----------------------------            ---------
                  First quarter......................   --
                  Second quarter.....................$414,000
                  Third quarter......................   --
                  Fourth quarter.....................   --

	Future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

	The Bank is restricted in its ability to pay dividends under the national banking laws and by OCC regulations. Pursuant to 12 U.S.C. Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12
U.S.C. Section 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than 1/10 of the Bank's net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. Section 60(b), OCC approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

	The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, related notes and statistical information included elsewhere herein.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     For the year ended December 31, 2001, total assets grew by $12,160,712 from $141,107,664 at December 31, 2000 to $153,268,376 at December 31, 2001.
The growth in loans, the Company's primary source of income, outpaced the growth in assets, 24.4% to 8.6%. Despite the decline in economic activities during calendar year 2001, the Company was able to increase its loans and reduce net charge-offs, from $254,650 for calendar year 2000 to $215,288 for calendar year 2001.

     To fund the growth in loans, the Company was able to increase its deposit base by $6,819,262 and borrowings from the Federal Home Loan Bank by $4,000,000. The growth in loans enabled the Company to increase its net interest income from $5,203,226 in 2000 to $5,331,206 in 2001, despite the severe declines in interest rates experienced in 2001. The Company's net operating expense increased 6.3% during 2001 as compared to 2000, from $2,242,979 to $2,383,759.

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

NET INTEREST INCOME

	The Company's results of operations are determined by its ability to effectively manage interest income and expense, minimize loan and investment losses, generate non-interest income, and control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

	Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the period indicated.

                                  Year Ended                Year Ended
                               December 31, 2001         December 31, 2000
                               -----------------         -----------------
                                     Interest                   Interest
                            Average  Income/  Yield     Average Interest Yield
                            Balance  Expense   Cost     Balance Expense   Cost
                            -------- -------  -----     ------- -------- -----

                                          (Dollars in Thousands)

Federal funds sold          $  5,133 $   191  3.71%    $  3,194  $  201  6.30%

Securities                     9,076     588  6.48%       7,581     445  5.88%
Loans, net                   119,552   9,760  8.16%      99,290   9,227  9.29%
                             -------  ------            -------   -----
  Total earning assets      $133,761 $10,539  7.88%    $110,065  $9,873  8.97%
                             =======  ======            =======   =====

Interest bearing deposits   $111,729 $ 5,070  4.53%    $ 90,198  $4,510  5.00%
Other borrowings               2,923     138  4.73%       2,919     160  5.48%
                             -------  ------            -------   -----
  Total interest-
   bearing liabilities      $114,652 $ 5,208  4.54%    $ 93,117  $4,670  5.02%
                             =======  ======            =======   =====

Net yield on
  earning assets                              3.99%                     4.72%

	Net yield on interest-earning assets for the years ended December 31, 2001 and 2000 was 3.99% and 4.72%, respectively. The decline in net yield on earnings assets is attributed to the Federal Reserve Board's aggressive rate reductions during calendar year 2001. In response to the Federal Reserve Board's actions, and to stay competitive in the local banking market, the Company matched the Federal Reserve Board's rate reductions in a timely manner. The Company, however, was unable to reduce its cost of funds as deeply and as quickly as it needed to in order to keep its interest rate margin constant. For the year ended December 31, 2001, the yield on earning assets declined 109 basis points to 7.88% while the cost of funds declined 48 basis points to 4.54%.

NON-INTEREST INCOME

	Non-interest income for the years ended December 31, 2001 and 2000 amounted to $810,327 and $650,023, respectively. As a percentage of average assets, non-interest income increased from .55% in 2000 to .57% in 2001.
The increase in non-interest income as a percent of average earning assets during calendar year 2001 is due to management's efforts and focus to increase fee income in light of the decline in interest margins.

	The following table summarizes the major components of non-interest income for the year ended December 31, 2001 and 2000.

                                              Year Ended December 31,
                                              -----------------------
                                                 2001         2000
                                                 ----         ----
   Service fees on deposit accounts            $547,325     $497,589
   Miscellaneous, other                         263,002      152,434
                                                -------      -------
   Total non-interest income                   $810,327     $650,023
                                                =======      =======

NON-INTEREST EXPENSE

	Non-interest expense increased from $2,893,002 in 2000 to $3,194,086 in 2001. As a percentage of total average assets, non-interest expenses decreased from 2.43% in 2000 to 2.23% in 2001. Management attributes the decrease in the ratio of non-interest expense to average assets to numerous programs and procedures undertaken during 2001 to attain higher operational efficiencies.
                                              Year Ended December 31,
                                              -----------------------
   Non-Interest Expense                          2001         2000
   --------------------                          ----         ----
   Salaries and benefits                      $1,711,444   $1,479,560
   Data processing, ATM                          157,617      183,553
   Advertising and public relations              136,623      142,067
   Depreciation and amortization                 298,327      291,111
   Other operating expenses                      890,075      796,711
                                               ---------    ---------
     Total non-interest expense               $3,194,086   $2,893,002
                                               =========    =========

ALLOWANCE FOR LOAN LOSSES

	During 2001, the allowance for loan losses increased from $1,365,057 to $1,564,769. During 2001, the allowance for loan losses as a percent of gross loans declined from 1.26% to 1.15%. Net charge-offs during 2001 amounted to $215,288, or .18% of average loans. During 2000, the allowance for loan losses increased from $1,109,707 to $1,365,057. During 2000, the allowance for loan losses as a percent of gross loans increased from 1.23% to 1.26. Net charge-offs during 2000 amounted to $254,650, or .26% of average loans. As of December 31, 2001, management considers the allowance for loan losses to be adequate to absorb future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

	The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at December 31, 2001 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of rate sensitivity.

                                    After
                                    three    After
                                    months    six
                                     but     months   After one
                            Within  within    but      year but   After
                            three    six     within     within    five
                            months  months  one year  five years  years  Total
                            ------  ------  --------  ----------  -----  -----
                                       (In thousands, except ratios)
EARNING ASSETS
Loans                      $75,235 $  6,877  $  8,143  $40,198  $ 5,448 $135,901
Available-for-sale
 securities                   --        508     1,537    2,969    2,121    7,135
Federal funds sold             356     --        --       --       --        356
                            ------  -------   -------   ------   ------  -------
Total earning assets       $75,591 $  7,385  $  9,680  $43,167  $ 7,569 $143,392
                            ======  =======   =======   ======   ======  =======

SUPPORTING SOURCE OF FUNDS

Interest-bearing demand
  deposits and savings     $65,980 $   --    $   --    $  --    $  --   $ 65,980
Certificates,
  less than $100M            6,452    5,070     6,564    6,712     --     24,798
Certificates,
  $100M and over             6,727    3,111     6,625    8,909     --     25,372
Borrowings                    --       --        --      2,000    4,000    6,000
                            ------  -------   -------   ------   ------  -------
Total interest-
  bearing liabilities      $79,159 $  8,181  $ 13,189  $17,621  $ 4,000 $122,150
                            ======  =======   =======   ======   ======  =======

Interest rate
  sensitivity gap         $ (3,568) $   (796) $ (3,509) $25,546  $ 3,569 $21,242

Cumulative gap            $ (3,568) $ (4,364) $ (7,873) $17,673  $21,242 $21,242

Interest rate
  sensitivity gap ratio      0.95     0.90      0.73     2.45    1.89      1.17

Cumulative interest rate
  sensitivity gap ratio      0.95     0.95      0.92     1.15    1.17      1.17

	As evidenced by the table above, at December 31, 2001, the Company was liability sensitive up to one year, and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rates would reduce income for one year and increase income thereafter. Conversely, a decline in interest rates would increase income for one year and decrease income thereafter. This, however, assumes that all other factors affecting income remain constant.

	As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

LIQUIDITY

	Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity is its ability to maintain and increase deposits through the Bank. Deposits grew by $6.8 million during 2001 and by $27.7 million in 2000.

	Below are the pertinent liquidity balances and ratios at December 31, 2001 and 2000:

                                                    December 31,
                                              ----------------------
                                                  2001         2000
                                                  ----         ----

  Cash and cash equivalents                   $ 6,579,878  $17,115,813
  Securities                                    7,135,162   11,636,063
  CDs,over $100,000 to total deposits ratio       19.1%        17.7%
  Loan to deposit ratio                          101.2%        85.1%
  Brokered deposits                                --           --

	Cash and cash equivalents are the primary source of liquidity. At December 31, 2001, cash and cash equivalents amounted to $6.6 million, representing 4.3% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $2.0 million of the $7.1 million in the Bank's securities portfolio is scheduled to mature in 2002.

	At December 31, 2001, large denomination certificates accounted for 19.1% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands.
Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Thomas County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Thomas County, as outside depositors are believed to be more likely to be interest rate sensitive.

	Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2001, the Company had no brokered deposits in its portfolio.

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

	The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2001:

                                                          Minimum
                                                         Regulatory
                                    December 31, 2001    Requirement
                                    -----------------    -----------
 Bank
 ----
 Tier 1 Capital                           10.6%              4.0%
 Tier 2 Capital                            1.2%              N/A
                                          ----
    Total risk-based capital ratio        11.8%              8.0%
                                          ====

 Leverage ratio                            9.1%              3.0%
                                          ====

 Company - Consolidated
 ----------------------
 Tier 1 Capital                           11.2%              4.0%
 Tier 2 Capital                            1.3%              N/A
                                          ----
    Total risk-based capital ratio        12.5%              8.0%
                                          ====

 Leverage ratio                            9.7%              3.0%
                                          ====

	The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.



ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

	The following financial statements are filed as Exhibit 99.1 to this report and are incorporated herein by reference:

      Independent Auditors' Report

      Consolidated Balance Sheets as of December 31, 2001 and 2000

      Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

      Notes to Consolidated Financial Statements


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------     ---------------------------------------------------------------
            FINANCIAL DISCLOSURE.
            ---------------------

	There has been no occurrence requiring a response to this Item.



                                    PART III


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------     -------------------------------------------------------------
            COMPLIANCE WITH SECTION 16(A)   OF THE EXCHANGE ACT
            ---------------------------------------------------

	The information relating to directors and executive officers of the Company contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders is incorporated herein by reference.



ITEM 10.    EXECUTIVE COMPENSATION
--------    ----------------------

	The information relating to executive compensation contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders is incorporated herein by reference.



ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

	The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders is incorporated herein by reference.



ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

	The information relating to certain relationships and related transactions contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders is incorporated herein by reference.



ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K
--------    --------------------------------

    (a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) the Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 33-91536 ("SB-2"); (ii) the Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 333-58545 ("1998 SB-2"); or (iii) the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 10-K"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

    Exhibit No.                 Description of Exhibit
    -----------                 ----------------------

      *3.1    -    Articles of Incorporation of the Company (SB-2)

      *3.2    -    Bylaws of the Company (SB-2)

      *10.1   -    Employment Agreement dated January 14, 1998 between the
                   Company and Stephen H. Cheney (1998 SB-2)

      *10.2   -    Employment Agreement dated January 14, 1998 between the
                   Company and Charles H. Hodges, III (1998 SB-2)

      *10.3   -    2000 Directors' Compensation Plan (2000 10-K)

       21.1    -    Subsidiaries of the Registrant

       99.1    -    Financial Statements

    (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.



                                 SIGNATURES
                                 ----------

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THOMASVILLE BANCSHARES, INC.

Dated:  March 29, 2002                    By:  /s/ Stephen H. Cheney

        -------------------                    --------------------------------
                                          Stephen H. Cheney
                                          President and Chief Executive Officer
                                          (principal executive, financial and
                                           accounting officer)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        Signature                        Title                   Date
        ---------                        -----                   ----


/s/ Stephen H. Cheney          President, Chief Executive     March 29, 2002
---------------------------    Officer and Director
Stephen H. Cheney


/s/ Charles H. Hodges, III     Executive Vice President       March 29, 2002
----------------------------   and Director
Charles H. Hodges, III


/s/ Charles A. Balfour         Director                       March 29, 2002
----------------------------
Charles A. Balfour


/s/ David A. Cone              Director                       March 29, 2002
----------------------------
David A. Cone


                               Director                       March __, 2002
----------------------------
Charles E. Hancock, M.D.


/s/ Harold L. Jackson          Director                       March 29, 2002
----------------------------
Harold L. Jackson

                               Director                       March __, 2002
----------------------------
David O. Lewis

                               Director                       March __, 2002
----------------------------
Charles W. McKinnon, Jr.

                               Director                       March __, 2002
----------------------------
Randall L. Moore

/s/ Diane W. Parker            Director                       March 29, 2002
----------------------------
Diane W. Parker

/s/ Cochran A. Scott, Jr.      Director                       March 29, 2002
----------------------------
Cochran A. Scott, Jr.

/s/ Richard L. Singletary, Jr. Director                       March 29, 2002
----------------------------
Richard L. Singletary, Jr.



                                 EXHIBIT INDEX
                                 -------------

   Exhibit
      No                       Description
   -------                     -----------
    21.1                Subsidiaries of Registrant

    99.1                Financial Statements