Form 10QSB
period 2002-03-31
THOMASVILLE BANCSHARES INC
filed 2002-05-15
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2002.

                              OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from               to
                                     -------------    -------------

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

                             (229) 226-3300
      --------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                              Not Applicable
      --------------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year,
                      if Changed Since Last Report)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X            No
                        -------          --------

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, $1.00 par value per share 1,395,000 shares issued and outstanding as of May 10, 2002.

	Transitional small business disclosure format (check one):

                    Yes               No   X
                        --------         --------



PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
    -------  --------------------


                       THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                            March 31,     December 31,
                                              2002           2001
ASSETS                                     (Unaudited)    (Unaudited)
------                                     -----------    -----------

Cash and due from banks                   $  6,056,075    $  6,223,676
Federal funds sold                           3,972,202         356,202
                                          ------------    ------------
  Total cash and cash equivalents         $ 10,028,277    $  6,579,878
                                          ------------    ------------
Investment securities:
 Securities available-for-sale,
 at market value                          $  7,673,773    $  7,135,162
Loans, net                                 138,395,331     134,335,739
Property & equipment, net                    4,099,166       3,694,814
Other assets                                 1,544,760       1,522,783
                                          ------------    ------------
  Total Assets                            $161,741,307    $153,268,376
                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits            $ 17,277,486    $ 16,562,792
 Interest bearing deposits                 119,216,435     116,150,265
                                          ------------    ------------
  Total deposits                          $136,493,921    $132,713,057
Borrowings                                  10,000,000       6,000,000
Other liabilities                              948,795         666,206
                                          ------------    ------------
 Total Liabilities                        $147,442,716    $139,379,263
                                          ------------    ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,395,000
 shares issued & outstanding              $  1,395,000    $  1,395,000
Paid-in-capital                              8,219,658       8,200,908
Retained earnings                            4,696,624       4,265,111
Accumulated other
 comprehensive income                          (12,691)         28,094
                                          ------------    ------------
 Total Shareholders' Equity               $ 14,298,591    $ 13,889,113
                                          ------------    ------------
 Total Liabilities and
  Shareholders' Equity                    $161,741,307    $153,268,376
                                          ============    ============


                 Refer to notes to the financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              For the three months
                                                 ended March 31,
                                          ---------------------------
                                             2002            2001
                                             ----            ----
Interest income                           $2,365,824       $2,734,105
Interest expense                           1,024,929        1,369,534
                                          ----------       ----------
Net interest income                       $1,340,895       $1,364,571

Provision for possible loan losses            55,000           75,000
                                          ----------       ----------
Net interest income after provision
 for possible loan losses                 $1,285,895       $1,289,571
                                          ----------       ----------

Other income
 Gain on sale of mortgage loans           $      888       $    3,039
 Service charges                              39,302           32,808
 Other fees                                  138,625          149,366
 Gain from settlement of securities              808             - -
                                          ----------       ----------
  Total other income                      $  179,623       $  185,213
                                          ----------       ----------

Operating expenses
 Salaries and benefits                    $  445,308       $  392,440
 Advertising and public relations             36,185           36,342
 Depreciation                                 76,663           67,986
 Regulatory fees and assessments               9,580           17,398
 Other operating expenses                    259,269          240,328
                                          ----------       ----------
  Total operating expenses                $  827,005       $  754,494
                                          ----------       ----------

Net income before taxes                   $  638,513       $  720,290

Income taxes                                 207,000          257,500
                                          ----------       ----------

Net income                                $  431,513       $  462,790
                                          ==========       ==========

Basic income per share                    $      .31       $      .33
                                          ==========       ==========

Diluted income per share                  $      .30       $      .32
                                          ==========       ==========


               Refer to notes to the financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                 Three Months Ended
                                                      March 31,
                                            ----------------------------
                                                2002             2001
                                                ----             ----
Cash flows from operating activities:       $   824,192      $   886,004
                                            -----------      -----------

Cash flows from Investing Activities:
  Decrease in other real estate owned       $      - -       $     4,338
  Purchase of fixed assets                     (481,015)         (39,437)
  (Increase) in loans                        (4,114,592)      (4,699,295)
  Purchase of securities, AFS                (1,229,800)      (7,316,156)
  Proceeds from settlements
    of securities                               650,000             - -
  Maturities, calls, paydowns, AFS                 - -         7,500,000
                                            -----------      -----------
Net cash used by investing activities       $(5,175,407)     $(4,550,550)
                                            -----------      -----------

Cash flows from Financing Activities:
  Increase in borrowings                    $ 4,000,000      $      - -
  Increase (decrease) in deposits             3,780,864       (4,629,481)
  Options, restricted stock                      18,750           16,575
                                            -----------      -----------
Net cash used by financing activities       $ 7,799,614      $(4,612,906)
                                            -----------      -----------

Net (decrease) in cash
 and cash equivalents                       $ 3,448,399      $(8,277,452)
Cash and cash equivalents,
 beginning of period                          6,579,878       17,115,813
                                            -----------      -----------
Cash and cash equivalents,
 end of period                              $10,028,277      $ 8,838,361
                                            ===========      ===========


                    Refer to notes to the financial statements.



                        THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
          FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2002


                                                       Accumulated
                Common Stock                               Other
             -------------------     Paid in   Retained Comprehensive
             Shares    Par Value     Capital   Earnings    Income     Total
             ------    ---------     -------   --------    ------      -----
Balance,
 December 31,
 2000       1,395,000 $ 1,395,000 $ 8,112,061 $3,071,334 $   1,853  $12,580,248
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 Mar. 31,
 2001          - -         - -          - -      462,790     - -        462,790

Net unrealized
 gains on
 securities, three-
 month period
 ended Mar. 31,
 2001          - -         - -          - -         - -     29,010       29,010
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -       462,790    29,010      491,800

Stock options,
 restricted
 stock           - -         - -       16,575      - -        - -        16,575

            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Mar. 31,
 2001       1,395,000 $ 1,395,000 $ 8,128,636 $3,534,124 $  30,863  $13,088,623
            =========  ==========  ==========  =========  ========   ==========

-----------------------------------------------------

Balance,
 Dec 31,
 2001       1,395,000 $ 1,395,000 $ 8,200,908 $4,265,111 $  28,094  $13,889,113
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 three-month
 period ended
 Mar. 31, 2002   - -         - -       - -       431,513      - -       431,513

Net unrealized
 (loss) on
 securities,
 three-month
 period ended
 Mar. 31, 2002   - -         - -       - -         - -     (40,785)     (40,785)
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -       431,513   (40,785)     390,728

Stock options,
 restricted
 stock           - -         - -       18,750      - -        - -        18,750
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Mar. 31,
 2002       1,395,000 $ 1,395,000 $ 8,219,658 $4,696,624 $ (12,691) $14,298,591
            =========  ==========  ==========  =========  ========   ==========


         Refer to notes to the consolidated financial statements.



                      THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 2002


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2001.


NOTE 2 - SUMMARY OF ORGANIZATION

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was organized in January, 1995 for a then proposed de novo bank, Thomasville National Bank, Thomasville, Georgia (the "Bank"). The Company commenced operations on October 2, 1995. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank operates from two banking offices, both in Thomasville, Georgia. The Bank's depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC"), subject to certain limitations imposed by the FDIC.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FASB 141") addresses financial accounting and reporting for business combinations and supersedes both APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of FASB 141 are to be accounted for using one method - the purchase method. The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001. The adoption of FASB 141 is not expected to have a material impact on the financial position or results of operations of the Company.

	Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FASB 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." FASB 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FASB 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 142 is not expected to have a material impact on the financial position or results of operations of the Company.

	Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FASB 143") addresses financial accounting and reporting for obligations associated with the retirement of tangible long-
lived assets and the associated asset retirement costs.  FASB 143 applies to all entities. FASB 143 also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. FASB 143 amends FASB Statement No. 19,
"Financial Accounting and Reporting by Oil and Gas Producing Companies".   FASB
143 is effective for fiscal years beginning after December 15, 2002. The adoption of FASB 143 is not expected to have a material impact on the financial position or results of operations of the Company.

	Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion
No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a Segment of a business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB 144 are required to be applied with fiscal years beginning after December 15, 2001. Adoption of FASB 144 is not expected to have a material impact on the financial position or results of operations of the Company.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

	Total consolidated assets increased by $8.4 million to $161.7 million during the three-month period ended March 31, 2002. Cash and cash equivalents increased by $3.4 million to $10.0 million, investment securities increased by $.5 million to $7.7 million, and loans increased by $4.1 million to $138.4 million. For the three-month period ended March 31, 2002, total deposits decreased by $2.8 million to $136.5 million, other liabilities increased by $.3 million to $.9 million, borrowings increased by $4.0 million to $10.0 million, and the capital accounts increased by $.4 million to $14.3 million.

Liquidity and Sources of Capital
--------------------------------

      Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $10.0 million, representing 6.2% of total assets. Investment securities, which amounted to $7.7 million or 4.7% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

      The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's         Minimum required
                        March 31, 2002      by regulator
                        --------------     ----------------
Leverage ratio                8.7%               4.0%
Risk weighted ratio          11.5%               8.0%

      As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.

Results of Operations
---------------------

      For the three-month periods ended March 31, 2002 and 2001, net income amounted to $431,513 and $462,790, respectively. On a per share basis, basic and diluted income for the three-month period ended March 31, 2002 amounted to $.31 and $.30, respectively. For the three-month period ended March 31, 2001, basic and diluted income per share amounted to $.33 and $.32, respectively. The factors primarily affecting the Bank's results of operations for the first quarter of 2002 as compared to the first quarter of 2001 are discussed below:

  a. Despite a significant increase in earning assets (average total earning assets increased from $125.5 million at March 31, 2001 to $146.7 million at March 31, 2002), interest income, the most significant revenue item, declined from $2,734,105 for the three-month period ended March 31, 2001 to $2,365,824 for the three-month period ended March 31, 2002. This decline in interest income is due to a decline in the yield on earning assets from 8.71% for the three-month period ended March 31, 2001 to 6.45% for the three-month period ended March 31, 2002.

  b. Interest expense also declined, from $1,369,534 for the three-month period ended March 31, 2001 to $1,024,929 for the three-month period ended March 31, 2002. This decline resulted from a decline in the cost of funds, from 5.12% for the three-month period ended March 31, 2001 to 2.91% for the three-month period ended March 31, 2002.

  c. Net interest income, the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, declined from $1,364,571 for the three-month period ended March 31, 2001 to $1,340,895 for the three-month period ended March 31, 2002, a net decrease of $23,676, or 1.7%. Net yield on earning assets decreased from 4.35% for the three-month period ended March 31, 2001 to 3.66% for the three-month period ended March 31, 2002. The primary reason for the decline is that the decrease in the yield on earning assets was larger than the decrease in the cost of funds, resulting in a narrower net interest margin. Narrower net interest margins are generally being experienced industry-wide and are a result of the Federal Reserve Board's monetary policy actions, lowering short-term interest rates in an effort to boost the economy.

      The following presents, in a tabular form, the main components of interest-earning assets and interest bearing liabilities for the three-month period ended March 31, 2002.

                             (Dollars in 000's)

           Interest                            Interest
       Earning Assets/          Average        Income/      Yield/
     Bearing Liabilities        Balance         Cost         Cost
     -------------------        -------        --------     ------
     Federal funds sold       $   1,670       $      5       1.20%
     Securities                   7,412            108       5.82%
     Loans                      137,663          2,253       6.55%
                              ---------       --------       ----
       Total                  $ 146,745       $  2,366       6.45%
                              =========       --------       ----

     Deposits and borrowings  $ 140,758       $  1,025       2.91%
                              =========       --------       ----

     Net interest income                      $  1,341
                                              ========

     Net yield on earning assets                             3.66%
                                                             ====

  d. Other income declined from $185,213 for the three-month period ended March 31, 2001 to $179,623 for the three-month period ended March 31, 2002. This decline is primarily due to competitive pressures. As a percentage of average total assets, other income declined from .54% for the three-month period ended March 31, 2001 to .46% for the three-month period ended March 31, 2002.

  e. Total operating expenses increased from $754,494 for the three-month period ended March 31, 2001 to $827,005 for the three-month period ended March 31, 2002. As a percentage of average total assets, total operating expenses declined from 2.20% for the three-month period ended March 31, 2001 to 2.13% for the three-month period ended March 31, 2002. The decline in the above ratio is due primarily to the attainment of economies of scale.

Allowance for Loan Losses
-------------------------

      At December 31, 2001, the allowance for loan losses amounted to $1,564,769. At March 31, 2002, the allowance amounted to $1,644,755. The allowance for loan losses, as a percentage of gross loans, increased from 1.15% to 1.17% during the three-month period ended March 31, 2002. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

      The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.



                         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

      (a)  Exhibits.  None.

      (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 2002.



                                    SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THOMASVILLE BANCSHARES, INC.
                             -------------------------------------
                             (Registrant)


Date: May 10, 2002       BY:  /s/ Stephen H. Cheney
      -----------------       ------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting Officer)