Form 10QSB
period 2002-06-30
THOMASVILLE BANCSHARES INC
filed 2002-08-14
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----	EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 2002.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
----	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    --------------

                  Commission File No. 0-25929

                  THOMASVILLE BANCSHARES, INC.
  -----------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

          Georgia                          58-2175800
  ------------------------   ------------------------------------
  (State of Incorporation)   (I.R.S. Employer Identification No.)

        301 North Broad Street, Thomasville, Georgia  31792
        ---------------------------------------------------
           (Address of Principal Executive Offices)

                          (229) 226-3300
           ------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)

                         Not Applicable
        ----------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

	Common stock, $1.00 par value per share 1,425,000 shares issued and outstanding as of August 9, 2002.

	Transitional small business disclosure format (check one):
                    Yes               No   X
                        ----             ----



PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
    -----------------------------

                      THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                      CONSOLIDATED BALANCE SHEETS

                                        June 30,      December 31,
                                         2002            2001
ASSETS                                (Unaudited)     (Unaudited)
------                                -----------     -----------
Cash and due from banks              $  7,025,435    $  6,223,676
Federal funds sold                      1,463,780         356,202
                                      -----------     -----------
  Total cash and cash equivalents    $  8,489,215    $  6,579,878
Investment securities:
 Securities available-for-sale,
 at market value                        8,040,384       7,135,162
Loans, net                            148,922,609     134,335,739
Property & equipment, net               4,091,585       3,694,814
Other assets                            1,699,440       1,522,783
                                      -----------     -----------
  Total Assets                       $171,243,233    $153,268,376
                                      ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
 Non-interest bearing deposits       $ 17,954,524    $ 16,562,792
 Interest bearing deposits            126,373,782     116,150,265
                                      -----------     -----------
  Total deposits                     $144,328,306    $132,713,057
Borrowings                             12,000,000       6,000,000
Other liabilities                         576,999         666,206
                                      -----------     -----------
 Total Liabilities                   $156,905,305    $139,379,263
                                      -----------     -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,425,000
 and 1,395,000 shares issued and
 outstanding at June 30, 2002 and
December 31, 2001, respectively      $  1,425,000    $  1,395,000
Paid-in-capital                         8,359,608       8,200,908
Retained earnings                       4,526,351       4,265,111
Accumulated other
 comprehensive income                      26,969          28,094
                                      -----------     -----------
 Total Shareholders' Equity          $ 14,337,928    $ 13,889,113
                                      -----------     -----------
 Total Liabilities and
  Shareholders' Equity               $171,243,233    $153,268,376
                                      ===========     ===========

      Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        For the three months
                                           ended June 30,
                                      ------------------------
                                         2002          2001
                                         ----          ----
Interest income                       $2,491,797    $2,699,075
Interest expense                       1,039,776     1,356,271
                                       ---------     ---------

Net interest income                   $1,452,021    $1,342,804

Provision for possible loan losses        55,000        70,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $1,397,021    $1,272,804
                                       ---------     ---------

Other income
 Gain on sale of mortgage loans       $    3,524    $      951
 Gain on sale of assets                    1,279        10,254
 Service charges                          38,869        36,015
 Other fees                              144,914       128,729
                                       ---------     ---------
  Total other income                  $  188,586    $  175,949
                                       ---------     ---------

Salaries and benefits                 $  459,662    $  412,506
Advertising and public relations          34,180        15,903
Depreciation                              78,527        75,858
Legal & professional                      26,609        25,424
Repairs & maintenance                     43,316        39,337
Regulatory fees and assessments           30,225        18,066
Other operating expenses                 292,361       185,095
                                       ---------     ---------
  Total operating expenses            $  964,880    $  772,189
                                       ---------     ---------

Net income before taxes               $  620,727    $  676,564
Income taxes                             221,000       254,500
                                       ---------     ---------

Net income                            $  399,727    $  422,064
                                       =========     =========

Basic income per share                $      .28    $      .30
                                       =========     =========

Diluted income per share              $      .27    $      .29
                                       =========     =========

      Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         For the six months
                                           ended June 30,
                                      ------------------------
                                         2002          2001
                                         ----          ----
Interest income                       $4,857,621    $5,433,180
Interest expense                       2,064,705     2,725,805
                                       ---------     ---------

Net interest income                   $2,792,916    $2,707,375

Provision for possible loan losses       110,000       145,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $2,682,916    $2,562,375
                                       ---------     ---------

Other income
 Gain on sale of mortgage loans       $    4,412    $    3,990
 Gain on sale of assets                    1,279        10,254
 Service charges                          78,171        68,823
 Other fees                              284,347       278,095
                                       ---------     ---------
  Total other income                  $  368,209    $  361,162
                                       ---------     ---------

Salaries and benefits                 $  904,970    $  804,946
Advertising and public relations          70,365        52,245
Depreciation                             155,190       143,844
Legal & professional                      65,524        57,218
Repairs & maintenance                     80,542        80,862
Regulatory fees and assessments           39,805        35,464
Other operating expenses                 475,489       348,104
                                       ---------     ---------
  Total operating expenses            $1,791,885    $1,522,683
                                       ---------     ---------

Net income before taxes               $1,259,240    $1,400,854
Income taxes                             428,000       512,000
                                       ---------     ---------

Net income                            $  831,240    $  888,854
                                       =========     =========

Basic income per share                $      .59    $      .64
                                       =========     =========

Diluted income per share              $      .57    $      .62
                                       =========     =========

    Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                              For the six-month period
                                                   Ended June 30,
                                            ---------------------------
                                                 2002           2001
                                                 ----           ----
Cash flows from operating activities:       $    858,219   $  1,406,611
                                             -----------    -----------

Cash flows from investing activities:
  Decrease in OREO                          $       - -    $    137,844
  Purchase of fixed assets                      (551,961)      (211,366)
  Maturities, calls,
   paydowns, securities, AFS                     500,000     10,300,000
  Purchase of securities, AFS                 (1,434,000)    (7,407,343)
  (Increase) in loans                        (14,696,870)   (12,329,555)
                                             -----------    -----------
Net cash used by investing activities       $(16,182,831)  $ (9,510,420)
                                             -----------    -----------

Cash flows from financing activities:
  Issuance of stock                         $    150,000   $       - -
  Options, restricted stock                       38,700         31,025
  Increase in borrowings                       6,000,000      1,124,798
  Increase (decrease) in deposits             11,615,249     (4,424,458)
  Payment of cash dividend                      (570,000)      (488,250)
                                             -----------    -----------
Net cash provided from
 (used by) financing activities             $ 17,233,949   $ (3,756,885)
                                             -----------    -----------

Net (decrease) in cash and cash equivalents $  1,909,337   $(11,860,694)
Cash and cash equivalents,
 beginning of period                           6,579,878     17,115,813
                                             -----------    -----------
Cash and cash equivalents, end of period    $  8,489,215   $  5,255,119
                                             ===========    ===========

         Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
        FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2002

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
            =========  ==========  ==========  =========  ========   ==========

-----------------------------------------------------

Balance,
 Dec 31,
 2001       1,395,000 $ 1,395,000 $ 8,200,908 $4,265,111 $  28,094  $13,889,113
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 six-month
 period ended
 June 30, 2002   - -         - -       - -       831,240      - -       831,240

Net unrealized
 gains on
 securities,
 six-month
 period ended
 June 30, 2002   - -         - -       - -         - -      (1,125)      (1,125)
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -       831,240    (1,125)     830,115

Exercise of
 options       30,000      30,000     120,000      - -        - -       150,000

Stock options,
 restricted
 stock           - -         - -       38,700      - -        - -        38,700

Dividends paid   - -         - -       - -      (570,000)     - -      (570,000)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 June 30,
 2002       1,425,000 $ 1,425,000 $ 8,359,608 $4,526,351 $  26,969  $14,337,928
            =========  ==========  ==========  =========  ========   ==========

            Refer to notes to the consolidated financial statements.



                        THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              JUNE 30, 2002


NOTE 1 - BASIS OF PRESENTATION


	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2001.


NOTE 2 - SUMMARY OF ORGANIZATION

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was organized in January, 1995 for a then proposed de novo bank, Thomasville National Bank, Thomasville, Georgia (the "Bank"). The Bank commenced operations on October 2, 1995. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank operates from two banking offices, both in Thomasville, Georgia. The Bank's depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC"), subject to certain limitations imposed by the FDIC. Beginning in calendar year 2002, the Bank offers trust and brokerage services to its customers through a newly established subsidiary, TNB Financial Services, Inc. ("TNBFS"). On July 1, 2002, the Company acquired all of the outstanding stock of Joseph Parker & Company, Inc. ("JPC"), a firm which provides investment advisory services and presently has over $200 million under management.


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
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

	Total consolidated assets increased by $18.0 million to $171.2 million during the six-month period ended June 30, 2002. Cash and cash equivalents increased by $1.9 million to $8.5 million, investment securities increased by $.9 million to $8.0 million, loans increased by $14.6 million to $148.9 million, and all other assets increased by $.6 million to $5.8 million. For the six-month period ended June 30, 2002, total deposits increased by $11.6 million to $144.3 million, borrowings increased by $6.0 million to $12.0 million, and all other liabilities decreased by $.1 million to $.6 million; the capital accounts increased by $.5 million to $14.3 million.


Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $8.5 million, representing 5.0% of total assets. Investment securities, which amounted to $8.0 million, or 4.7% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.
The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                                 Bank's         Minimum required
                             June 30, 2002        by regulator
                             -------------      ----------------
     Leverage ratio                8.1%               4.0%
     Risk weighted ratio          10.8%               8.0%

As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.


Results of Operations
---------------------

For the three-month periods ended June 30, 2002 and 2001, net income amounted to $399,727 and $422,064, respectively. On a per share basis, basic and diluted income for the three-month period ended June 30, 2002 amounted to $.28 and $.27, respectively. For the three-month period ended June 30, 2001, basic and diluted income per share amounted to $.30 and $.29, respectively. Below are two key facts to consider when comparing the results of the three-month period ended June 30, 2002 with the three-month period ended June 30, 2001:

a. Net interest income increased by approximately $110,000, while average earning assets increased by approximately $19.0 million. The relatively small increase in net interest income as compared to the increase in average earning assets is due to narrowing interest margins, which are a result of a slowing economy and monetary policy actions undertaken by the Federal Reserve Board.

b. Net overhead expense, defined as non-interest expense less non-interest income, increased 30.2% during the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001, from $596,240 to $776,294. This was due primarily to the increase in non-interest expense. The increase in non-interest expense was primarily due to the establishment of a new subsidiary of the Bank, TNBFS. TNBFS engages in managing trust accounts and in providing discount brokerage services.

Net income for the six-month period ended June 30, 2002 amounted to $831,240, or $.57 per diluted share. For the six-month period ended June 30, 2001, net income amounted to $888,854, or $.62 per diluted share. Below are several pertinent facts to consider when comparing the results obtained during the six-month period ended June 30, 2002 with the six-month period ended June 30, 2001:

a. Average total earning assets increased from $129.2 million at June 30, 2001 to $147.9 million at June 30, 2002. The net increase of $18.7 million represents a 14.5% increase over a twelve-month period.

b. The yield on earning assets declined from 8.41% for the six-month period ended June 30, 2001 to 6.57% for the six-month period ended June 30, 2002. This decline is mainly in response to the Federal Reserve Board's monetary policy actions reducing short-term rates. Despite the increase in average earning assets described immediately above, the decline in the yield on average earning assets caused interest income to decline from $5,433,180 for the six-month period ended June 30, 2001 to $4,857,621 for the six-month period ended June 30, 2002.

c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table presents the main components of interest earning assets and interest bearing liabilities for the six-month period ended June 30, 2002.

                                          (Dollars in 000's)
      Interest                                 Interest
   Earning Assets/               Average        Income/      Yield/
Bearing Liabilities             Balance         Cost         Cost
Federal funds sold            $   2,083       $     28       2.64%
Securities                        7,502            180       4.79%
Loans                           138,338          4,650       6.72%
                               --------        -------       ----
  Total                       $ 147,923       $  4,858       6.57%
                               --------        -------       ----

Deposits and borrowings       $ 127,953       $  2,065       3.23%
                               --------        -------       ----

Net interest income                           $  2,793
                                               =======

Net yield on earning assets                                  3.78%
                                                             ====

Net interest income increased from $2,707,375 for the six-month period ended June 30, 2001 to $2,792,916 for the six-month period ended June 30, 2002, a net increase of $85,541, or 3.2%. Net yield on earning assets decreased from 4.19% for the six-month period ended June 30, 2001 to 3.78% for the six-month period ended June 30, 2002; the decrease is attributable to two factors:

     (i)   The average cost of funds decreased by 174 basis points to 3.23%;
           and,

     (ii) the average yield on earning assets decreased by 184 basis points to 6.57%. The net yield on earning assets decreased because the decline in the average yield on earning assets outpaced the decline in the average cost of funds.

d. Other income increased from $361,162 for the six-month period ended June 30, 2001 to $368,209 for the six-month period ended June 30, 2002. Other income as a percent of average total assets decreased from .52% for the six-month period ended June 30, 2001 to .46% for the six-month period ended June 30, 2002. The recent weakness in the general economy, coupled with the significant losses in equity markets, has contributed to customers' increased sensitivity toward fees and service charges charged by the Bank.

e. Total operating expenses increased from $1,552,683 for the six-month period ended June 30, 2001 to $1,791,885 for the six-month period ended June 30, 2002. As a percentage of average total assets, total operating expenses increased from 2.20% for the six-month period ended June 30, 2001 to 2.25% for the six-month period ended June 30, 2002. As discussed earlier, the increase is due primarily to costs and expenses incurred with respect to the establishment of TNBFS, a new subsidiary of the Bank.

At December 31, 2001, the allowance for loan losses amounted to $1,564,769. At June 30, 2002, the allowance amounted to $1,608,310. As a percentage of gross loans, the allowance decreased from 1.15% to 1.07% during the six-month period ended June 30, 2002. Management considers the allowance for loan losses to be adequate and sufficient to absorb estimated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


Recent Developments
-------------------

On July 1, 2002, the Company acquired all of the outstanding stock of Joseph Parker & Company, Inc. ("JPC"), a firm which provides investment advisory services and presently has over $200 million under management. The Company established a $4.0 million line of credit with an unrelated financial institution and utilized $2.0 million of the line of credit as partial payment for the JPC acquisition.



                      PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The 2002 Annual Meeting of Shareholders of the Company was held on May 21, 2002. At the meeting, the following persons were elected as Class I directors to serve for a term of three years and until their successors are elected as qualified: Stephen H. Cheney, Charles A. Balfour, David O. Lewis, and Richard L. Singletary, Jr.

The number of votes cast for and withheld with respect to the election of each nominee for director was as follows:

                                    Votes      Votes
                                     For      Withheld
                                     ---      --------
     Stephen H. Cheney             961,058     1,700
     Charles A. Balfour            961,058     1,700
     David O. Lewis                961,458     1,300
     Richard L. Singletary, Jr.    961,058     1,700

In addition, the shareholders of the Company ratified the appointment of Francis and Company, CPAs as auditors for the Company and its subsidiary for the year ending December 31, 2002. The number of votes for, against and withheld with respect to the ratification of Francis and Company, CPAs was as follows:

                               Votes      Votes     Votes
                                For      Against   Withheld
                                ---      -------   --------
                              957,558      400       4,800

No other matters were presented or voted on at the Annual Meeting.

The following persons did not stand for reelection at the 2002 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting:
David A. Cone, Charles W. McKinnon, Jr., Randall L. Moore, Cochran A Scott, Jr., Charles E. Hancock, Charles H. Hodges, III, Harold L. Jackson, and Diane
W. Parker.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
     (a)  Exhibits:  The following exhibit is filed with this report.

          Exhibit
          Number        Description
           99.1 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 2002.



                                   SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THOMASVILLE BANCSHARES, INC.
                             ------------------------------------------
                             (Registrant)


Date: August 9, 2002     BY: /s/ Stephen H. Cheney
      -----------------      ------------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (principal executive and financial officer