Form 10QSB
period 2002-09-30
THOMASVILLE BANCSHARES INC
filed 2002-11-14
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                        ---------------------------
                                FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2002.

                                    OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to
                                    -------------     -------------------

                             Commission File No. 0-25929

                             THOMASVILLE BANCSHARES, INC.
             ----------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

                      Georgia                            58-2175800
               ----------------------                  ---------------
              (State of Incorporation)                (I.R.S. Employer
                                                      Identification No.)

                    301 North Broad Street, Thomasville, Georgia  31792
               -----------------------------------------------------------
                         (Address of Principal Executive Offices)

                                   (229) 226-3300
                           -------------------------------
                 (Issuer's Telephone Number, Including Area Code)

                                    Not Applicable
                           -------------------------------
                  (Former Name, Former Address and Former Fiscal Year,
                             if Changed Since Last Report)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes     X            No
                         ----------           -----------

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, $1.00 par value per share 1,443,558 shares issued and outstanding as of November 12, 2002.

	Transitional small business disclosure format (check one):
     Yes               No   X
          --------        -----------



                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------


                             THOMASVILLE BANCSHARES, INC.
                                THOMASVILLE, GEORGIA
                             CONSOLIDATED BALANCE SHEETS


                                    September 30,     December 31,
                                         2002            2001
ASSETS                                (Unaudited)     (Unaudited)
------                                -----------     -----------
Cash and due from banks              $  4,989,928    $  6,223,676
Federal funds sold                      5,938,485         356,202
                                      -----------     -----------
  Total cash and cash equivalents    $ 10,928,413    $  6,579,878
Investment securities:
 Securities available-for-sale,
 at market value                        8,216,235       7,135,162
Loans, net                            149,576,024     134,335,739
Property & equipment, net               4,213,563       3,694,814
Goodwill and tradename, net             3,486,454          -  -
Other assets                            1,965,764       1,522,783
                                      -----------     -----------
  Total Assets                       $178,386,453    $153,268,376
                                      ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
 Non-interest bearing deposits       $ 15,582,594    $ 16,562,792
 Interest bearing deposits            132,661,715     116,150,265
                                      -----------     -----------
  Total deposits                     $148,244,309    $132,713,057
Borrowings                             13,479,031       6,000,000
Other liabilities                         732,223         666,206
                                      -----------     -----------
 Total Liabilities                   $162,455,563    $139,379,263
                                      -----------     -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,480,000
 and 1,395,000 shares issued and
 outstanding at Sept 30, 2002 and
 December 31, 2001, respectively     $  1,480,000    $  1,395,000
Paid-in-capital                         9,427,708       8,200,908
Retained earnings                       4,977,308       4,265,111
Accumulated other
 comprehensive income                      45,874          28,094
                                      -----------     -----------
 Total Shareholders' Equity          $ 15,930,890    $ 13,889,113
                                      -----------     -----------
 Total Liabilities and
  Shareholders' Equity               $178,386,453    $153,268,376
                                      ===========     ===========

      Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        For the three months
                                        ended September 30,
                                      ------------------------
                                         2002          2001
                                         ----          ----
Interest income                       $2,582,733    $2,615,578
Interest expense                       1,122,276     1,301,883
                                       ---------     ---------

Net interest income                   $1,460,457    $1,313,695

Provision for possible loan losses        40,000        60,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $1,420,457    $1,253,695
                                       ---------     ---------

Other income
 Money management fees                $  264,365    $   -  -
 Gain on sale of mortgage loans            5,516           483
 Gain on sale of assets                   11,593        -  -
 Service charges                          44,741        40,953
 Other fees                              180,387       148,078
                                       ---------     ---------
  Total other income                  $  506,602    $  189,514
                                       ---------     ---------

Salaries and benefits                 $  624,634    $  427,430
Advertising and public relations          42,850        28,743
Depreciation and amortization            104,502        77,171
Legal and professional                   126,172        33,305
Repairs and maintenance                   56,776        39,921
Regulatory fees and assessments           21,137        17,657
Other operating expenses                 297,866       170,403
                                       ---------     ---------
  Total operating expenses            $1,273,937    $  794,630
                                       ---------     ---------

Net income before taxes               $  653,122    $  648,579
Income taxes                             202,165       201,420
                                       ---------     ---------

Net income                            $  450,957    $  447,159
                                       =========     =========

Basic income per share                $      .30    $      .32
                                       =========     =========

Diluted income per share              $      .30    $      .31
                                       =========     =========

      Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         For the nine months
                                         ended September 30,
                                      ------------------------
                                         2002          2001
                                         ----          ----
Interest income                       $7,440,354    $8,048,758
Interest expense                       3,186,981     4,027,688
                                       ---------     ---------

Net interest income                   $4,253,373    $4,021,070

Provision for possible loan losses       150,000       205,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $4,103,373    $3,816,070
                                       ---------     ---------

Other income
 Money management fees                $  264,365    $   -  -
 Gain on sale of mortgage loans            9,928         4,473
 Gain on sale of assets                   12,872        10,254
 Service charges                         122,912       109,776
 Other fees                              464,734       426,173
                                       ---------     ---------
  Total other income                  $  874,811    $  550,676
                                       ---------     ---------

Salaries and benefits                 $1,529,604    $1,232,376
Depreciation and amortization            259,692       221,015
Legal and professional                   191,696        90,523
Repairs and maintenance                  137,318       120,783
Regulatory fees and assessments           60,942        53,121
Other operating expenses                 773,355       518,507
                                       ---------     ---------
  Total operating expenses            $3,065,822    $2,317,313
                                       ---------     ---------

Net income before taxes               $1,912,362    $2,049,433
Income taxes                             630,165       713,420
                                       ---------     ---------

Net income                            $1,282,197    $1,336,013
                                       =========     =========

Basic income per share                $      .88    $      .92
                                       =========     =========

Diluted income per share              $      .85    $      .89
                                       =========     =========

    Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                              For the nine-month period
                                                ended September 30,
                                            ---------------------------
                                                 2002           2001
                                                 ----           ----
Cash flows from operating activities:       $  1,310,064   $  1,857,942
                                             -----------    -----------

Cash flows from investing activities:
  Increase in goodwill, tradename           $ (3,494,607)  $     -  -
  Decrease in other real estate owned               - -         137,844
  Purchase of fixed assets                      (770,288)      (252,911)
  Maturities, paydowns, securities, AFS        3,750,000     14,400,000
  Purchase of securities, AFS                 (4,808,432)    (9,007,343)
  (Increase) in loans                        (15,390,285)   (17,661,400)
                                             -----------    -----------
Net cash used by investing activities       $(20,713,612)  $(12,383,810)
                                             -----------    -----------

Cash flows from financing activities:
  Increase in borrowings                    $  7,479,031   $  4,000,000
  Payment of cash dividends                     (570,000)      (488,250)
  Options, restricted stock                       61,800         44,115
  Exercise of stock options                      150,000         -  -
  Issuance of common stock                     1,100,000         -  -
  Increase in deposits                        15,531,252        341,722
                                             -----------    -----------
Net cash provided by financing activities   $ 23,752,083   $  3,897,587
                                             -----------    -----------

Net increase in cash and cash equivalents   $  4,348,535   $ (6,628,281)
Cash and cash equivalents,
 beginning of period                           6,579,878     17,115,813
                                             -----------    -----------
Cash and cash equivalents, end of period    $ 10,928,413   $ 10,487,532
                                             ===========    ===========

         Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
      FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2002

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
            =========  ==========  ==========  =========  ========   ==========

-----------------------------------------------------

Balance,
 Dec 31,
 2001       1,395,000 $ 1,395,000 $ 8,200,908 $4,265,111 $  28,094  $13,889,113
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 nine-month
 period ended
 Sept 30, 2002   - -         - -       - -     1,282,197      - -     1,282,197

Net unrealized
 gains on
 securities,
 nine-month
 period ended
 Sept 30, 2002   - -         - -       - -         - -      17,780       17,780
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -     1,282,197    17,780    1,299,977

Issuance of
 stock         55,000      55,000   1,045,000      - -        - -     1,100,000

Exercise of
 options       30,000      30,000     120,000      - -        - -       150,000

Stock options,
 restricted
 stock           - -         - -       61,800      - -        - -        61,800

Dividends paid   - -         - -       - -      (570,000)     - -      (570,000)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Sept 30,
 2002       1,480,000 $ 1,480,000 $ 9,427,708 $4,977,308 $  45,874  $15,930,890
            =========  ==========  ==========  =========  ========   ==========

            Refer to notes to the consolidated financial statements.



                       THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            SEPTEMBER 30, 2002


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2001.


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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("FASB 145") updates and clarifies certain existing accounting pronouncements. FASB Statements No. 4 and 64 require all gains and losses arising from the extinguishment of debt to be aggregated and classified as extraordinary items, net of tax effect. FASB No. 145 provides additional guidance in classifying gains and losses arising from the extinguishment of debt. FASB Statement No. 44 establishes accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, FASB Statement No. 44 is no longer necessary. FASB Statement No. 145 amends FASB Statement No. 13 and requires that certain lease modifications that have economic effects similar to those of sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB 145 also makes a few technical corrections to existing pronouncements. FASB 145 is effective for transactions occurring after May 15, 2002. The adoption of FASB 145 by the Company did not have a material impact on the Company's financial position or results of operations.

	Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FASB 146") addresses financial accounting and reporting for costs associated with exit or disposal activities. FASB 146 nullifies Emerging Issues Task Force Issue No. 94-3 because FASB 146 requires that liabilities assumed for costs associated with an exit or disposal activity be recognized when such liabilities are incurred rather than when the entity commits to an exit plan. FASB 146 is effective for transactions initiated after December 31, 2002. The adoption of FASB 146 by the Company is not expected to have a material impact on the Company's financial position or results of operations.

	Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions" (FASB "147") provides guidance on accounting for the acquisition of certain financial institutions. FASB 147 addresses and resolves inconsistencies between FASB Statements No. 72 and 142. The provisions of FASB 147 are effective after September 30, 2002. The adoption of FASB 147 by the Company is not expected to have a material impact on the Company's financial position or results of operations.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

	Total consolidated assets increased by $25.1 million to $178.4 million during the nine-month period ended September 30, 2002. Cash and cash equivalents increased by $4.3 million to $10.9 million, investment securities increased by $1.1 million to $8.2 million, loans increased by $15.3 million to $149.6 million, and all other assets increased by $4.4 million to $9.6 million. For the nine-month period ended September 30, 2002, total deposits increased by $15.5 million to $148.2 million, borrowings increased by $7.5 million to $13.5 million, and all other liabilities increased by $.1 million to $.7 million; the capital accounts increased by $2.0 million to $15.9 million.


Liquidity And Sources Of Capital
--------------------------------

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $10.9 million, representing 6.1% of total assets. Investment securities, which amounted to $8.2 million, or 4.6% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. In addition, the Company's ability to increase deposits and borrow funds is part of its liquidity strategy. For the nine-month period ended September
30, 2002 deposits increased by $15.5 million, or 15.6% annualized; borrowings increased by $7.5 million, representing an annualized rate of 166.2%. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

	The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                                       Bank's         Minimum required
                               September 30, 2002       by regulator
                               ------------------     ----------------
Leverage ratio                         8.0%                 4.0%
Risk weighted ratio                   11.2%                 8.0%

	As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.


Results of Operations
---------------------

	For the three-month periods ended September 30, 2002 and 2001, net income amounted to $450,957 and $447,159, respectively. On a per share basis, both basic and diluted income for the three-month period ended September 30, 2002 amounted to $.30. For the three-month period ended September 30, 2001, basic and diluted income per share amounted to $.32 and $.31, respectively. The factors primarily affecting the change in net income for the three-month periods ended September 30, 2002 and September 30, 2001 are discussed below:

a. Net interest income increased by approximately $147,000, while average earning assets increased by approximately $26.5 million. The relatively small increase in net interest income as compared to the increase in average earning assets is due to narrowing interest margins, which are a result of a slowing economy and monetary policy actions undertaken by the Federal Reserve Board.

b. Net overhead expense, defined as non-interest expense less non-interest income, increased 26.8% during the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001, from $605,116 to $767,335. This was due primarily to the increase in professional expenses associated with the acquisition of Joseph Parker & Company, Inc. ("JPC"). JPC provides investment advisory services to high net worth individuals and to pensions and retirement plans.

	Net income for the nine-month period ended September 30, 2002 amounted to $1,282,197, or $.85 per diluted share. For the nine-month period ended September 30, 2001, net income amounted to $1,336,013, or $.89 per diluted share. Below are several pertinent facts to consider when comparing the results obtained during the nine-month period ended September 30, 2002 with the nine-month period ended September 30, 2001:

a. Average total earning assets increased from $128.2 million at September 30, 2001 to $153.0 million at September 30, 2002. The net increase of $24.8 million represents a 19.3% increase over a twelve-month period.

b. The yield on earning assets declined from 8.37% for the nine-month period ended September 30, 2001 to 6.48% for the nine-month period ended September 30, 2002. This decline is mainly in response to the Federal Reserve Board's monetary policy actions reducing short-term rates. Despite the increase in average earning assets described immediately above, the decline in the yield on average earning assets caused interest income to decline from $8,048,758 for the nine-month period ended September 30, 2001 to $7,440,354 for the nine-month period ended September 30, 2002.

c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table presents the main components of interest earning assets and interest bearing liabilities for the nine-month period ended September 30, 2002.

                               (Dollars in 000's)

Interest                                     Interest
Earning Assets/                Average        Income/        Yield/
Bearing Liabilities            Balance         Cost           Cost
-------------------            -------       --------        ------

Federal funds sold            $   3,589      $     54         2.01%
Securities                        7,625           259         4.53%
Loans                           141,802         7,127         6.70%
                               --------       -------         ----
Total                         $ 153,016      $  7,440         6.48%
                               --------       -------         ----
Deposits and borrowings       $ 134,088      $  3,187         3.17%
                               --------       -------         ----
Net interest income                          $  4,253
                                              =======
Net yield on earning assets                                   3.71%
                                                              ====

	Net interest income increased from $4,021,070 for the nine-month period ended September 30, 2001 to $4,253,373 for the nine-month period ended September 30, 2002, a net increase of $232,303, or 5.8%. Net yield on earning assets decreased from 4.18% for the nine-month period ended September 30, 2001 to 3.71% for the nine-month period ended September 30, 2002; the decrease is attributable to two factors:

  (i)   The average cost of funds decreased by 164 basis points to 3.17%;
        and,

  (ii) the average yield on earning assets decreased by 189 basis points to 6.48%. The net yield on earning assets decreased because the decline in the average yield on earning assets outpaced the decline in the average cost of funds.

d. Other income increased from $550,676 for the nine-month period ended September 30, 2001 to $874,811 for the nine-month period ended September 30, 2002. Other income as a percent of average total assets increased from .50% for the nine-month period ended September 30, 2001 to .70% for the nine-month period ended September 30, 2002. The increase is due primarily to non-interest income earned from fees charged by JPC for investment advisory services. Absent those fees, non-interest income as a percent of average assets would have been .49%.

e. Total operating expenses increased from $2,317,313 for the nine-month period ended September 30, 2001 to $3,065,822 for the nine-month period ended September 30, 2002. As a percentage of average total assets, total operating expenses increased from 2.11% for the nine-month period ended September 30, 2001 to 2.46% for the nine-month period ended September 30, 2002. As discussed earlier, professional expenses associated with the acquisition of JPC, combined with JPC's normal operating expense, caused the majority of the increase in the Company's operating expenses. Absent those expenses, operating expenses as a percent of average assets would have been 2.22% for the nine months ended September 30, 2002.

	At December 31, 2001, the allowance for loan losses amounted to $1,564,769. At September 30, 2002, the allowance amounted to $1,673,275. As a percentage of gross loans, the allowance decreased from 1.15% to 1.10% during the nine-month period ended September 30, 2002. Management considers the allowance for loan losses to be adequate and sufficient to absorb estimated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

	The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


Recent Developments
-------------------

	On July 1, 2002, the Company acquired all of the outstanding stock of JPC, a firm which provides investment advisory services and presently has over $200 million under management. The Company established a $4.0 million line of credit ("LOC") with an unrelated financial institution and utilized $2.0 million of the LOC as partial payment for the JPC acquisition. The LOC is dated June 27, 2002 and matures June 27, 2014. The stated interest rate is prime less one percent, payable quarterly. The acquisition of JPC created two intangible assets: goodwill in the amount of $3,005,441 and tradename in the amount of $489,166.

	On October 25, 2002, the Company completed its tender offer for shares of its common stock. The Company repurchased a total of 36,442 shares at a purchase price of $20.00 per share.



Item 3.  Controls and Procedures
-------  -----------------------

	The Company's Chief Executive Officer has evaluated the Company's disclosure controls and procedures as of a date within 90 days prior to the date of this filing, and concluded that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

	Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.



                        PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

	On July 1, 2002, the Company completed its acquisition of Joseph Parker and Company, an investment advisory firm in Thomasville, Georgia ("JPC").
The Company paid the three former shareholders of JPC an aggregate of $2,000,000 in cash and 55,000 shares of the Company's common stock. The issuance of the common stock was exempt under Section 4(2) of the Securities Act of 1933, pursuant to the safe harbor set forth in Rule 506 of Regulation D promulgated thereunder. Each of the former shareholders of JPC represented to the Company that he was, at the time of the acquisition, an "accredited investor," as such term is defined under Regulation D, and that he acquired the shares for investment and not with a view to resale.



Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

  (a)  Exhibits:  The following exhibit is filed with this report.

       Exhibit
       Number     Description
       -------    -----------
        99.1      Certification Pursuant to 18 U.S.C. Section 1350 As
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of
                  2002.

  (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 2002.



                                 SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THOMASVILLE BANCSHARES, INC.
                                     -----------------------------------
                                     (Registrant)


Date: November 13, 2002         By:  /s/ Stephen H. Cheney
                                     -----------------------------------
                                     Stephen H. Cheney
                                     President and Chief Executive Officer
                                     (principal executive and financial officer)



                                 CERTIFICATION

I, Stephen H. Cheney, President and Chief Executive Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Thomasville Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others employed by the registrant, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and

    c) presented in this quarterly report in conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

                                       /s/ Stephen H. Cheney
                                       -------------------------------
                                       Stephen H. Cheney
                                       President and Chief Executive Officer
                                       (principal executive and financial
                                       officer)



                               EXHIBIT INDEX

Exhibit
Number                                 Exhibit Name
-------              ----------------------------------------------
 99.1         Certification of Chief Executive Officer and Chief Financial
              Officer.