Form 10KSB
period 2002-12-31
THOMASVILLE BANCSHARES INC
filed 2003-03-31
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------
                               FORM 10-KSB
                         -----------------------
                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Fiscal Year Ended December 31, 2002
              --------------------------------------------------

                       Commission File Number 0-25929

                       THOMASVILLE BANCSHARES, INC.

                           A Georgia Corporation
                  (IRS Employer Identification No. 58-2175800)
                           301 North Broad Street
                         Thomasville, Georgia 31792
                             (229) 226-3300
              --------------------------------------------------

                Securities Registered Pursuant to Section 12(b)
                   of the Securities Exchange Act of 1934:

                                    None
                                ------------

                 Securities Registered Pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:

                          Common Stock, $1.00 par value
                        ---------------------------------


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

Revenue for the fiscal year ended December 31, 2002:   $11,475,046

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (1,070,495 shares) on March 14, 2003 was $22,480,395. The aggregate market value was computed by reference to the fair market value of the common stock of the Registrant based on recent sales of the common stock as reported in the over the counter pink sheets. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 25, 2003: 1,443,558 shares of $1.00 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this Report.

Transitional Small Business Disclosure Format (check one)   Yes     No  X
                                                                ---    ---



                                       PART I

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                           LITIGATION REFORM ACT OF 1995

	Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for 2003 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.



ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

GENERAL

	Thomasville Bancshares, Inc., a Georgia corporation (the "Company"), was formed in March 1995 to act as the holding company for Thomasville National Bank (the "Bank"). The Bank opened for business in October 1995, and presently operates two branches in Thomasville, Georgia. The Bank is a full service commercial bank, with trust powers, and offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest-bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/ installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

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

	On July 1, 2002, the Company acquired all of the issued and outstanding capital stock of Joseph Parker & Company, Inc. ("JPC"), a Georgia corporation and federally registered investment advisory firm located in Thomasville, Georgia. JPC provides investment management services primarily to individuals and businesses located in South Georgia, and managed approximately $200 million in assets at December 31, 2002.

	In September 2001, the Bank formed an operating subsidiary, TNB Financial Services, Inc., Georgia corporation with trust powers. This subsidiary provides asset management services to clients located primarily in the Bank's market area. At December 31, 2002, TNB Financial Services managed approximately $4 million in assets.


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

     The Bank's market area includes three commercial banks and a total of ten branches in Thomasville and four additional branches in smaller communities in Thomas County. In addition, there is one savings and loan association in
Thomasville and four credit unions headquartered in Thomas County.   These
institutions offer a full range of banking services and vigorously compete with the Bank for all types of services, especially deposits. In addition, the Bank also competes in certain aspects of its banking business with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds, and other financial institutions which have recently been invading traditional banking markets. The competition between these types of financial institutions and commercial banks has increased significantly within the past few years as a result of federal and state legislation which has, in several respects, deregulated financial institutions. The full impact of this legislation and subsequent laws that may continue to deregulate the financial services industry further cannot be fully assessed or predicted.


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

	The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2002 and 2001. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities: ($ in 000's)


                     AVERAGE CONSOLIDATED ASSETS

                                        Year Ended           Year Ended
                                   December 31, 2002     December 31, 2001
                                   -----------------     -----------------
Cash and due from banks                 $   4,115            $   3,968
                                         --------             --------
Tax-exempt securities                       -  -                 -  -
Taxable securities                          7,636                9,076
Federal funds sold                          4,443                5,133
Net loans                                 146,018              119,552
                                         --------             --------
   Total interest-earning assets        $ 158,097            $ 133,761
Other assets                                8,255                5,390
                                         --------             --------
Total assets                            $ 170,467            $ 143,119
                                         ========             ========

         AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                        Year Ended           Year Ended
                                   December 31, 2002     December 31, 2001
                                   -----------------     -----------------
Non-interest-bearing deposits           $  16,308            $  14,356
NOW and money market deposits              67,648               57,151
Savings deposits                            4,425                3,385
Time deposits                              53,534               51,192
Other borrowings                           12,230                2,924
Other liabilities                           1,698                  699
                                         --------             --------
Total liabilities                       $ 155,843            $ 129,707
Stockholders' equity                       14,624               13,412
                                         --------             --------
Total liabilities
 and stockholders' equity               $ 170,467            $ 143,119
                                         ========             ========

	The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability: ($ in 000's)

                    Year Ended December 31, 2002   Year Ended December 31, 2001
                    ----------------------------   ----------------------------
                              Interest  Average              Interest  Average
                    Average   Earned/   Yield/     Average   Earned/   Yield/
                     Amount    Paid      Rate       Amount    Paid      Rate
                     ------    ----      ----       ------    ----      ----
     Assets
     ------
Taxable securities $  7,636  $   403     5.28%    $  9,076  $   588     6.48%
Federal funds sold    4,443       78     1.76%       5,133      191     3.71%
Net loans           146,018(1) 9,628(2)  6.59%     119,552(3) 9,760(4)  8.16%
                    -------   ------               -------   ------
Total
 earning assets    $158,097  $10,109     6.39%    $133,761  $10,539     7.88%
                    =======   ======               =======   ======
   Liabilities
   -----------
NOW and money
 market deposits   $ 67,648  $ 1,368     2.02%    $ 57,151  $ 1,977     3.46%
Savings deposits      4,425       66     1.49%       3,385       93     2.75%
Time deposits        53,534    2,290     4.28%      51,192    3,000     5.86%
Other borrowings     12,230      522     4.27%       2,924      138     4.73%
                    -------   ------               -------   ------
Total interest
 bearing
 liabilities       $137,837  $ 4,246     3.08%    $114,652  $ 5,208     4.54%
                    =======   ======               =======   ======
Net yield on
 earning assets                          3.71%                          3.99%

______________________

(1)  At December 31, 2002, $188 in loans were not accruing interest.
(2) Interest earned on net loans includes $373 in loan fees and loan service fees.
(3)  At December 31, 2001, $596 in loans were not accruing interest.
(4) Interest earned on net loans includes $261 in loan fees and loan service fees.


RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	The effect on interest income, interest expense and net interest income during the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate. ($ in 000's)

                                    Year Ended               Year Ended
                                  December 31, 2002        December 31, 2001
                                   compared with            compared with
                                    Year Ended               Year Ended
                                  December 31, 2001        December 31, 2000
                                  -----------------        -----------------
                                     Increase (decrease) due to:

                              Volume   Rate    Total     Volume   Rate    Total
                              ------   ----    -----     ------   ----    -----
Interest earned on:
  Tax-exempt securities       $ --    $ --     $ --      $   (4) $ --    $   (4)
  Taxable securities             (85)    (100)   (185)      102      45     147
  Federal funds sold             (23)     (90)   (113)       23     (34)    (11)
  Net loans                      875   (1,007)   (132)    1,322    (788)    534
                               -----   ------   -----     -----   -----   -----
Total interest income            767   (1,197)   (430)    1,443    (777)    666
                               -----   ------   -----     -----   -----   -----

Interest paid on:
  NOW deposits
   and money market           $  481  $(1,090) $ (609)   $  365  $ (191) $  174
  Savings deposits                58      (85)    (27)        1    --         1
  Time deposits                  145     (855)   (710)      436     (52)    384
  Other borrowings               396      (12)    384         1     (22)    (21)
                               -----   ------   -----     -----   -----   -----
Total interest expense         1,080   (2,042)   (962)      803    (265)    538
                               -----   ------   -----     -----   -----   -----

Change in net
 interest income              $ (313)  $  845  $  532    $  640  $ (512) $  128
                               =====   ======   =====     =====   =====   =====


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

	The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories: ($ in 000's)


                                   Year Ended                  Year Ended
                                 December 31, 2002           December 31, 2001
                                 -----------------           -----------------
                               Average      Average       Average     Average
Deposit Category               Amount      Rate Paid      Amount     Rate Paid
----------------               ------      ---------      ------     ---------
Non-interest-bearing
 demand deposits              $16,308         N/A        $14,356        N/A
NOW and money market deposits  67,648        2.02%        57,151       3.46%
Savings deposits                4,425        1.49%         3,385       2.75%
Time deposits                  53,534        4.28%        51,192       5.86%

	The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2002: ($ in 000's)

   Time Certificates of Deposit             At December 31, 2002
   ----------------------------             --------------------
      3 months or less                           $ 9,132
      3-6 months                                   5,011
      6-12 months                                  3,454
      over 12 months                               4,100
                                                  ------
           Total                                 $21,697
                                                  ======


LOAN PORTFOLIO

	The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2002, the Bank had a legal lending limit for unsecured loans of up to $2,145,000 to any one person.

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

	The Bank participates with other banks with respect to loans originated by the Bank which exceed the Bank's lending limits.
Management of the Bank does not believe that loan participations necessarily pose any greater risk of loss than other loans.

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

The following table presents various categories of loans contained in the Bank's loan portfolio as of the dates indicated and the total amount of all loans for such periods: ($ in 000's)

                                        As of               As of
   Type of Loan                    December 31, 2002   December 31, 2001
   ------------                    -----------------   -----------------
Commercial, financial
 and agricultural                      $ 34,841            $ 40,032
Real Estate - construction               11,588               6,334
Real Estate - mortgage                  101,046              80,747
Installment and other
 loans to individuals                     9,147               8,788
                                        -------             -------
Subtotal                                156,622             135,901
Less:  allowance for possible
       loan losses                       (1,722)             (1,565)
                                        -------             -------
Total (net of allowances)              $154,900            $134,336
                                        =======             =======

	The following is a presentation of an analysis of maturities of certain loans as of December 31, 2002: ($ in 000's)

                                                    Due         Due
                                    Due 1       After 1 to     After
   Type of Loan                  Year of Less     5 Years     5 Years     Total
   ------------                  ------------     -------     -------     -----
Commercial, financial
 and agricultural                  $15,510       $14,936      $4,395     $34,841
Real Estate - construction          10,382         1,206        --        11,588
                                    ------        ------       -----      ------
     Total                         $25,892       $16,142      $4,395     $46,429
                                    ======        ======       =====      ======

	For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2002:
 ($ in 000's)


                                                  Due        Due
                                   Due 1      After 1 to    After
   Interest Category            Year of Less    5 Years    5 Years     Total
   -----------------            ------------    -------    -------     -----
Predetermined interest rate      $ 6,932       $10,145      $1,126    $18,203
Floating interest rate            18,960         5,997       3,269     28,226
                                  ------        ------      -----      ------
     Total                       $25,892       $16,142      $4,395    $46,429
                                  ======        ======      =====      ======

	At December 31, 2002 and 2001, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $3,650,260 and $4,640,644, respectively. The average recorded investment in impaired loans amounted to approximately $4,329,882 and $3,835,462 for the years ended December 31, 2002 and 2001, respectively. The allowance related to impaired loans amounted to approximately $320,451 and $934,727 at December 31, 2002 and 2001, respectively. The balance of the allowance in excess of the above specific reserves is available to absorb the inherent losses of all other loans. Interest income recognized on impaired loans for the years ended December 31, 2002 and 2001 amounted to $269,985 and $351,311, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2002 and 2001. Loans on non-accrual status at December 31, 2002 and 2001 had outstanding balances of $188,122 and $595,646, respectively. Interest recognized on non-accruing loans at December 31, 2002 and 2001 was not material. The Bank has no commitments to lend additional funds to borrowers whose loans have been modified.

	As of December 31, 2002, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

	Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. At December 31, 2002, two loans with an aggregate principal of $12,869 were
over 90 days past due but still accruing interest.   As of December 31,
2002, one loan with an aggregate principal balance of $151,196 was considered to be "troubled-debt restructured," and fourteen loans with an aggregate balance of $188,122 were on non-accrual status.


SUMMARY OF LOAN LOSS EXPERIENCE

	An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses: ($ in 000's)

             Analysis of the Allowance for Possible Loan Losses

                                       Year Ended           Year Ended
                                    December 31, 2002    December 31, 2001
                                    -----------------    -----------------
  Balance at beginning of period        $1,565               $1,365
  Charge-offs:
     Real estate loans                     (51)                 (61)
     Installments and
      other loans to individuals           (55)                (119)
     Commercial loans                      (39)                 (51)
  Recoveries                                62                   16
                                         -----                -----
  Net charge-offs                          (83)                (215)
  Additions charged to operations          240                  415
                                         -----                -----
  Balance at end of period              $1,722               $1,565
                                         =====                =====

  Ratio of net charge-offs during
   the period to average loans
   outstanding during the period           .06%                 .18%
                                           ====                 ====

	At December 31, 2002 and 2001 the allowance was allocated as follows: ($ in 000's)

                                    At December 31, 2002  At December 31, 2001
                                    --------------------  --------------------
                                                Percent               Percent
                                                of loans              of loans
                                                in each               in each
                                                category              category
                                                 to total              to total
                                      Amount     loans       Amount    loans
                                      ------     --------    ------    --------
Commercial, Financial
 and Agricultural                     $  490       22.2%     $  510      29.5%
Real Estate - Construction               190        7.4%        103       4.7%
Real Estate - Mortgage                   870       64.5%        771      59.3%
Installment and Other
 Loans to Individuals                    150        5.9%        146       6.5%
Unallocated                               22        N/A          35       N/A
                                       -----        ---       -----       ---
Total                                 $1,722        100%     $1,565       100%
                                       =====        ===       =====       ===


LOAN LOSS RESERVE

	In considering the adequacy of the Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 2002, 22.2% of outstanding loans are in the category of commercial loans, which includes commercial, industrial and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, 93.0% of these commercial loans at December 31, 2002 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

	The Bank's consumer loan portfolio is also well secured. At December 31, 2002, 94.0% of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

	Real estate mortgage loans constituted 64.5% of outstanding loans at December 31, 2002. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

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


INVESTMENTS

	As of December 31, 2002, investment securities comprised approximately 4.1% of the Bank's assets and net loans comprised approximately 83.5% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

	The following table presents, for the dates indicated, the book value of the Bank's investments. All securities held at December 31, 2002 and 2001 were categorized as available-for-sale. ($ in 000's)

                                                   December 31,
                                               --------------------
                                                2002          2001
                                                ----          ----
     Obligations of U.S.
      Treasury and other U.S. Agencies         $6,128        $5,793
     Corporate equity                             240           240
     Other securities                             450           466
     Federal Reserve Bank and
      Federal Home Loan Bank Stock                840           636
                                                -----         -----
          Total                                $7,658        $7,135
                                                =====         =====

	The following table indicates as of December 31, 2002 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                At December 31, 2002
                                                --------------------
                                                             Weighted
                                                              Average
                                               Amount          Yield
                                               ------         -------
     Obligations of U.S.
     Treasury and other U.S. Agencies:
        0 - 1 year                             $  --            N/A
        Over 1 through 5 years                  5,311          4.71%
        Over 5 through 10 years                   817          5.68%
     Other securities:
        0 - 1 year                                 50         10.1%
        Over 1 through 5 years                    200         10.1%
        Over 5 through 10 years                   200         10.1%
     Federal Reserve Bank and Federal
      Home Loan Bank Stock, no maturity           840          5.46%
     Corporate equity, no maturity                240           N/A
                                                -----          ----
          Total                                $7,658          5.07%
                                                =====          ====


RETURN ON EQUITY AND ASSETS

	Returns on average consolidated assets and average consolidated equity for the periods indicated were as follows:

                                                     Year Ended
                                                    December 31,
                                                --------------------
                                                 2002          2001
                                                 ----          ----
     Return on average assets                    1.03%         1.18%
     Return on average equity                   12.0 %        12.5 %
     Average equity to average assets ratio      8.6 %         9.4 %
     Dividend payout ratio                      32.5 %        29.0 %


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

	The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2002, the Bank had outstanding participations totaling $6,798,369.


DATA PROCESSING

	The Bank performs a full range of data processing services internally, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.


EMPLOYEES

	At March 15, 2003, the Bank employed 42 persons on a full-time basis, including 12 officers, and 2 persons on a part-time basis.

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


REGISTRAR AND TRANSFER AGENT

	SunTrust Bank, Atlanta serves as the Transfer Agent and Registrar for the Company's common stock.


SUPERVISION AND REGULATION

     The following discussion is only intended to provide brief summaries of significant statutes and regulations that affect the banking industry and therefore is not a complete description of those statutes and regulations. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on the Company's business and prospects. Management cannot accurately predict the nature or extent of the effects on the Company's business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.


THE COMPANY

     GENERAL. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, which places the Company under the supervision of the Board of Governors of the Federal Reserve. The
Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company and the Bank.

     BANK HOLDING COMPANY REGULATION. In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board's approval before they:

     * acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;
     *  merge or consolidate with another bank holding company; or
     *  acquire substantially all of the assets of any additional banks.

     Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. Under the Gramm-Leach-Bliley Act, a bank holding company meeting certain qualifications may apply to the Federal Reserve Board to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

     With certain exceptions, the Bank Holding Company Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

     The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the Federal Reserve Board with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any "company" must obtain the Federal Reserve Board's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

     FINANCIAL SERVICES MODERNIZATION. The laws and regulations that affect banks and bank holding companies recently underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act of 1999. Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies,
(iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers' information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     Bank holding companies may now engage in a wider variety of financial activities than permitted under previous law, particularly insurance and securities activities. In addition, in a change from previous law, a bank holding company may be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

     TRANSACTIONS WITH AFFILIATES. The Company and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate. It also requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

     TIE-IN ARRANGEMENTS. The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either of the Company or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

     STATE LAW RESTRICTIONS. As a Georgia business corporation, the Company may be subject to certain limitations and restrictions under applicable Georgia corporate law. In addition, although the Bank is a national bank and therefore primarily regulated by the Office of the Comptroller of the Currency, Georgia banking law may restrict certain activities of the Bank.


THE BANK

     GENERAL. The Bank, as a national banking association, is subject to regulation and examination by the OCC. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect shareholders of the Company or the Bank.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Office of the Comptroller of the Currency evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

     INSIDER CREDIT TRANSACTIONS. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

     FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Management believes that the Bank meets all such standards.

     INTERSTATE BANKING AND BRANCHING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Under recent Federal Deposit Insurance Corporation regulations, banks are prohibited from using their interstate branches primarily for deposit production. The Federal Deposit Insurance Corporation has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

     Georgia has "opted in" to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

     DEPOSIT INSURANCE. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the Federal Deposit Insurance Corporation. All insured banks are required to pay semi-annual deposit insurance premium assessments to the Federal
Deposit Insurance Corporation.

     CAPITAL ADEQUACY. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

     The Federal Deposit Insurance Corporation and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

     The Federal Reserve also employs a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

     The Federal Deposit Insurance Corporation Improvement Act created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the Federal Deposit Insurance Corporation, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.


RECENT SIGNIFICANT CHANGES IN BANKING LAWS AND REGULATIONS

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Act") was enacted to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the "SEC"); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

     The Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act, (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.



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

	JPC leases an approximately 2,800 square foot office space located in Thomasville, Georgia.

	TNB Financial Services owns an approximately 3,000 square foot office building located adjacent to the main office of the Bank.


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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

	No matter was submitted during the quarter ended December 31, 2002 to a vote of security holders of the Company.



                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  --------------------------------------------------------

MARKET INFORMATION

	Since January 2002, the Company's common stock has been quoted in the over the counter pink sheets. Prior to January 2002, there was no established public trading market for the Company's common stock. The following table sets forth the high and low bid prices for the Company's common stock during 2002, as reported in the pink sheets:

                                         High            Low
                                         ----            ---
                 First quarter          17.00           14.50
                 Second quarter         22.00           15.00
                 Third quarter          21.25           18.00
                 Fourth quarter         22.00           18.00


HOLDERS OF COMMON STOCK

	As of March 15, 2003, the number of holders of record of the Company's common stock was 676.


DIVIDENDS

	During the last two years, the Company paid a cash dividend of $0.40 per share in the second quarter of 2002 and a cash dividend of $0.35 per share in the second quarter of 2001.

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


RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

	For the year ended December 31, 2002, total assets grew by $32.1 million to $185.4 million. More specifically, cash and cash equivalents grew by $7.0 million to $13.5 million; securities grew by $.5 million to $7.7 million; loans expanded by $20.6 million to $154.9 million; and all remaining assets grew by $4.0 million to $9.3 million.

	To fund the growth in assets, the Company was able to increase deposits by $21.2 million to $153.9 million; borrowings grew by $9.1 million to $15.1 million; and the equity accounts expanded by $1.8 million to $15.7 million.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     For the year ended December 31, 2001, total assets grew by $12,160,712, from $141,107,664 at December 31, 2000 to $153,268,376 at December 31,
2001. The growth in loans, the Company's primary source of income, outpaced the growth in assets, 24.4% to 8.6%. Despite the decline in economic activities during calendar year 2001, the Company was able to increase its loans and reduce net charge-offs, from $254,650 for calendar year 2000 to $215,288 for calendar year 2001.

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

	Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the period indicated.

                                 Year Ended                Year Ended
                              December 31, 2002         December 31, 2001
                              -----------------         -----------------
                                   Interest                   Interest
                           Average  Income/  Yield/   Average  Income/ Yield/
                           Balance  Expense   Cost    Balance  Expense  Cost
                           -------  -------   ----    -------  -------  ----
                                        (Dollars in thousands)
Federal funds sold         $  4,443  $    78  1.76%  $  5,133  $   191  3.71%
Securities                    7,636      403  5.28%     9,076      588  6.48%
Loans, net                  146,018    9,628  6.59%   119,552    9,760  8.16%
                            -------   ------          -------   ------
   Total earning assets    $158,097  $10,109  6.39%  $133,761  $10,539  7.88%
                            =======   ======          =======   ======

Interest bearing deposits  $125,607  $ 3,724  2.96%  $111,729  $ 5,070  4.53%
Other borrowings             12,230      522  4.27%     2,923      138  4.73%
                            -------   ------          -------   ------
   Total interest
   -bearing liabilities    $137,837  $ 4,246  3.08%  $114,652  $ 5,208  4.54%
                            =======   ======          =======   ======

Net yield on earning assets                   3.71%                     3.99%

	Net yield on interest-earning assets for the years ended December
31, 2002 and 2001 was 3.71% and 3.99%, respectively. The decline in the net yield on interest earning assets is attributed to the Federal Reserve Board's aggressive rate reductions during years 2001 and 2002. In addition, a generally weak economy resulted in limited demand for funds. In response to the Federal Reserve Board's actions, and to stay competitive in the local banking market, the Bank matched the Federal Reserve
Board's rate reductions in a timely manner. The Bank, however, was unable to reduce its cost of funds deeply and quickly enough to keep its interest rate margin constant. For the year ended December 31, 2002, the yield on earning assets declined 149 basis points to 6.39% while the cost of funds declined 146 basis points to 3.08%.


NON-INTEREST INCOME

	Non-interest income for the years ended December 31, 2002 and 2001 amounted to $1,365,950 and $810,327, respectively. As a percentage of average assets, non-interest income increased from .57% in 2001 to .80% in 2002. The increase in non-interest income is primarily due to the introduction of money management fees through a new subsidiary, JPC.

	The following table summarizes the major components of non-interest income for the years ended December 31, 2002 and 2001. ($ in 000's)

                                            Year ended December 31,
                                            -----------------------
                                              2002            2001
                                              ----            ----
   Service fees on deposit accounts         $   497         $  --
   Miscellaneous, other                         541             547
   Miscellaneous, other                         328             263
                                            -------         -------
      Total non-interest income             $ 1,366         $   810
                                            =======         =======


NON-INTEREST EXPENSE

	Non-interest expense increased from $3,194,086 in 2001 to $4,388,752 in 2002. As a percentage of total average assets, non-interest expenses increased from 2.23% in 2001 to 2.57% in 2002. The above increase is primarily due to expenses associated with the purchase of JPC.

	The following table summarizes the major components of non-interest expense for the years ended December 31, 2002 and 2001. ($ in 000's)

                                         December 31,    December 31,
                                            2002            2001
                                            ----            ----
     Salaries and benefits                $  2,261        $  1,711
     Data processing, ATM                      201             158
     Advertising and public relations          204             137
     Depreciation, amortization                353             298
     Other operating expenses                1,370             890
                                           -------         -------
        Total non-interest expense        $  4,389        $  3,194
                                           =======         =======


ALLOWANCE FOR LOAN LOSSES

	During 2002, the allowance for loan losses increased from $1,564,769 to $1,722,097. During 2002, the allowance for loan losses as a percent of gross loans declined from 1.15% to 1.10%. Net charge-offs during 2002 amounted to $83,000, or .06% of average loans. During 2001, the allowance for loan losses increased from $1,365,057 to $1,564,769.
During 2001, the allowance for loan losses as a percent of gross loans declined from 1.26% to 1.15%. Net charge-offs during 2001 amounted to $215,288, or .18% of average loan. As of December 31, 2002, management considers the allowance for loan losses to be adequate to absorb anticipated future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


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

	The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at December 31, 2002 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of rate sensitivity.


                                   After
                                   three    After     After
                                   months    six       one
                                    but     months   year but
                          Within   within    but      within   After
                          three     six     within     five    five
                          months   months  one year    years   years  Total
                         ------   ------  --------  --------  -----   -----
                                 (In thousands, except ratios)
EARNING ASSETS
Loans                   $ 72,150 $  6,382  $ 12,391  $59,471 $ 6,228 $156,622
Available-for-sale
 securities                 --       --          50    5,511   2,097    7,658
Federal funds sold         1,714     --        --       --      --      1,714
                         -------  -------   -------   ------  ------  -------
Total earning assets    $ 73,864 $  6,382  $ 12,441  $64,982 $ 8,325 $164,994
                         =======  =======   =======   ======  ======  =======

SUPPORTING SOURCE OF FUNDS

Interest-bearing demand
  deposits and savings  $ 81,109 $   --    $   --    $  --   $  --   $ 81,109
Certificates,
  less than $100M         10,211    6,280     6,152    6,147    --     28,790
Certificates,
  $100M and over           9,132    5,011     3,454    4,100    --     21,697
Borrowings                 1,008    1,008     1,016    5,959   6,160   15,151
                         -------  -------   -------   ------  ------  -------
Total interest-
  bearing liabilities   $101,460 $ 12,299  $ 10,622  $16,206 $ 6,160 $146,747
                          ======  =======   =======   ======  ======  =======

Interest rate
  sensitivity gap       $(27,596) $ (5,917) $  1,819  $48,776 $ 2,165 $19,247

Cumulative gap          $(27,596) $(33,513) $(31,694) $17,082 $19,247 $19,247

Interest rate
  sensitivity gap ratio    0.73      0.52      1.17     4.01    1.35    1.13

Cumulative interest rate
  sensitivity gap ratio    0.73      0.71      0.75     1.12    1.13    1.13


	As evidenced by the table above, at December 31, 2002, the Company was liability sensitive up to one year, and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rates would reduce income for one year and increase income thereafter. Conversely, a decline in interest rates would increase income for one year and decrease income thereafter. This, however, assumes that all other factors affecting income remain constant.

	As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.


LIQUIDITY

	Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity is its ability to maintain and increase deposits through the Bank. Deposits grew by $21.2 million during 2002 and by $6.8 million in 2001.

	Below are the pertinent liquidity balances and ratios at December 31, 2002 and 2001: ($ in 000's)

                                     December 31, 2002    December 31, 2001
                                     -----------------    -----------------
  Cash and cash equivalents              $13,542              $ 6,580
  Securities                               7,658                7,135
  CDs, over $100,000
   to total deposits ratio                 14.1%                19.1%
  Loan to deposit ratio                   100.6%               101.2%
  Brokered deposits                        --                   --

	Cash and cash equivalents are the primary source of liquidity. At December 31, 2002, cash and cash equivalents amounted to $13.5 million, representing 7.3% of total assets. Securities available for sale provide a secondary source of liquidity. At December 31, 2002, total securities amounted to $7.7 million, representing 4.1% of total assets.

	At December 31, 2002, large denomination certificates accounted for 14.1% of total deposits. As a percent of total deposits, large denomination certificates declined from 19.1% at December 31, 2001 to 14.1% at December 31, 2002. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Thomas County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Thomas County, as outside depositors are believed to be more likely to be interest rate sensitive.

	Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2002, the Company had no brokered deposits in its portfolio.

	Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.


CAPITAL ADEQUACY

	There are primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

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


	The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2002:

                                                          Minimum
                                                         Regulatory
                                    December 31, 2002    Requirement
                                    -----------------    -----------
 Bank
 ----
 Tier 1 Capital                           10.0%              4.0%
 Tier 2 Capital                            1.2%              N/A
    Total risk-based capital ratio        11.2%              8.0%
 Leverage ratio                            8.0%              3.0%

 Company - Consolidated
 ----------------------
 Tier 1 Capital                           10.7%              4.0%
 Tier 2 Capital                            1.2%              N/A
    Total risk-based capital ratio        11.9%              8.0%
 Leverage ratio                            8.6%              3.0%

	The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.



ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

	The following financial statements are filed as Exhibit 99.1 to this report and are incorporated herein by reference:

	Independent Auditors' Report

	Consolidated Balance Sheets as of December 31, 2002 and 2001

      Consolidated Statements of Income for the Years Ended December 31, 2002,
       2001 and 2000

      Consolidated Statements of Changes in Shareholders' Equity for the Years
       Ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for the Years Ended December 31,
       2002, 2001 and 2000

      Notes to Consolidated Financial Statements



Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

	There has been no occurrence requiring a response to this Item.



                                  PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
-------  -------------------------------------------------------------
         Compliance with Section 16(a)   of the Exchange Act
         ---------------------------------------------------

	The information relating to directors and executive officers of the Company contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders is incorporated herein by reference.



Item 10.  Executive Compensation
--------  ----------------------

	The information relating to executive compensation contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders is incorporated herein by reference.



Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

	The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders is incorporated herein by reference.



Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

	The information relating to certain relationships and related transactions contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders is incorporated herein by reference.



Item 13.  Exhibits and Reports on Form 8-K
--------  --------------------------------

     (a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) the Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 33-91536 ("SB-2"); (ii) the Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 333-58545 ("1998 SB-2"); or (iii) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 ("2000 10-KSB"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

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

     *10.1 - Employment Agreement dated January 14, 1998 between the Company and Stephen H. Cheney (1998 SB-2)

     *10.2 - Employment Agreement dated January 14, 1998 between the Company and Charles H. Hodges, III (1998 SB-2)

     *10.3 -  2000 Directors' Compensation Plan (2000 10-KSB)

      21.1 -  Subsidiaries of the Registrant

      99.1 -  Consolidated Financial Statements

      99.2 -  Certification pursuant to Section 906 of the Sarbanes-Oxley Act

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.



                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THOMASVILLE BANCSHARES, INC.

Dated:  March 31, 2003             By: /s/ Stephen H. Cheney
                                       --------------------------------------
                                       Stephen H. Cheney
                                       President and Chief Executive Officer
                                       (principal executive, financial and
                                       accounting officer)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                         Title                    Date
         ---------                         -----                    ----

/s/ Stephen H. Cheney
---------------------------------  President, Chief Executive  March 31, 2003
Stephen H. Cheney                    Officer and Director


---------------------------------  Executive Vice President
Charles H. Hodges, III               and Director


---------------------------------  Director
Charles A. Balfour

/s/ David A. Cone
---------------------------------  Director                    March 31, 2003
David A. Cone


---------------------------------  Director
Charles E. Hancock, M.D.


---------------------------------  Director
Harold L. Jackson


---------------------------------  Director
David O. Lewis

/s/ Charles W. McKinnon, Jr.
---------------------------------  Director                    March 31, 2003
Charles W. McKinnon, Jr.

/s/ Randall L. Moore
---------------------------------  Director                    March 31, 2003
Randall L. Moore

/s/ Diane W. Parker
---------------------------------  Director                    March 31, 2003
Diane W. Parker

/s/ Cochran A. Scott, Jr.
---------------------------------  Director                    March 31, 2003
Cochran A. Scott, Jr.

/s/ Richard L. Singletary, Jr.
---------------------------------  Director                    March 31, 2003
Richard L. Singletary, Jr.



          CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE SECURITIES
                     EXCHANGE ACT OF 1934, AS AMENDED

I, Stephen H. Cheney, President and Chief Exective Officer, certify that:

1. I have reviewed this Form 10-KSB of Thomasville Bancshares, Inc. (the "Report");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.  Based on my knowledge, the financial statements, and other financial
    information included in this   Report, fairly present in all material
    respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 31, 2003                               /s/ Stephen H. Cheney
                                             ------------------------------
                                             STEPHEN H. CHENEY
                                             President/Chief Executive Officer
                                             (principal executive, financial
                                              and accounting officer)



                                    EXHIBIT INDEX


 Exhibit
    No                Description
 -------              -----------

   21.1        Subsidiaries of Registrant

   99.1  -     Consolidated Financial Statements

   99.2        Certification pursuant to Section 906 of the Sarbanes-Oxley
               Act