Form 10QSB
period 2003-03-31
THOMASVILLE BANCSHARES INC
filed 2003-05-15
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                        ---------------------------
                                FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2003.

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

                    Yes     X            No
                         ----------           ----------------

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, $1.00 par value per share 1,443,558 shares issued and outstanding as of May 15, 2003.

	Transitional small business disclosure format (check one):
     Yes               No   X
          --------        -----------



                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                       THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                            March 31,     December 31,
                                              2003           2002
ASSETS                                     (Unaudited)    (Unaudited)
------                                     -----------    -----------

Cash and due from banks                   $  3,326,877    $ 11,827,153
Federal funds sold                           6,213,065       1,714,481
                                          ------------    ------------
  Total cash and cash equivalents         $  9,539,942    $ 13,541,634
                                          ------------    ------------
Investment securities:
 Securities available-for-sale,
 at market value                          $  6,336,661    $  7,658,460
Loans, net                                 160,680,589     154,899,944
Property & equipment, net                    4,228,104       4,168,044
Goodwill                                     3,417,259       3,417,259
Other assets                                 1,689,271       1,703,006
                                          ------------    ------------
  Total Assets                            $185,891,826    $185,388,347
                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits            $ 17,082,699    $ 22,324,716
 Interest bearing deposits                 130,509,246     131,595,672
                                          ------------    ------------
  Total deposits                          $147,591,945    $153,920,388
Borrowings                                  21,143,034      15,150,845
Other liabilities                              884,232         608,374
                                          ------------    ------------
 Total Liabilities                        $169,619,211    $169,679,607
                                          ------------    ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,443,558
 shares issued & outstanding              $  1,443,558    $  1,443,558
Paid-in-capital                              8,784,064       8,761,714
Retained earnings                            5,997,804       5,452,079
Accumulated other
 comprehensive income                           47,189          51,389
                                          ------------    ------------
 Total Shareholders' Equity               $ 16,272,615    $ 15,708,740
                                          ------------    ------------
 Total Liabilities and
  Shareholders' Equity                    $185,891,826    $185,388,347
                                          ============    ============


                 Refer to notes to the financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              For the three months
                                                 ended March 31,
                                          ---------------------------
                                             2003            2002
                                             ----            ----
Interest income                           $2,544,067       $2,365,824
Interest expense                             906,683        1,024,929
                                          ----------       ----------
Net interest income                       $1,637,384       $1,340,895

Provision for possible loan losses            80,000           55,000
                                          ----------       ----------
Net interest income after provision
 for possible loan losses                 $1,557,384       $1,285,895
                                          ----------       ----------

Other income
 Service charges                          $   44,315       $   39,302
 Other fees                                  463,514          138,625
 Gain on sale of asset                           964              888
 Gain from settlement of securities              134              808
                                          ----------       ----------
  Total other income                      $  508,927       $  179,623
                                          ----------       ----------

Operating expenses
 Salaries and benefits                    $  688,589       $  445,308
 Advertising and public relations             42,230           36,185
 Depreciation                                100,636           76,663
 Regulatory fees and assessments              23,432            9,580
 Other operating expenses                    374,825          259,269
                                          ----------       ----------
  Total operating expenses                $1,229,712       $  827,005
                                          ----------       ----------

Net income before taxes                   $  836,599       $  638,513

Income taxes                                 290,874          207,000
                                          ----------       ----------

Net income                                $  545,725       $  431,513
                                          ==========       ==========

Basic income per share                    $      .38       $      .31
                                          ==========       ==========

Diluted income per share                  $      .36       $      .30
                                          ==========       ==========


               Refer to notes to the financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                 Three Months Ended
                                                      March 31,
                                            ----------------------------
                                                2003             2002
                                                ----             ----
Cash flows from operating activities:       $ 1,011,754      $   824,192
                                            -----------      -----------

Cash flows from Investing Activities:
  Purchase of fixed assets                  $  (160,696)     $  (481,015)
  (Increase) in loans                        (5,860,645)      (4,114,592)
  Purchase of securities, AFS                  (328,201)      (1,229,800)
  Maturities, calls, paydowns, AFS            1,650,000          650,000
                                            -----------      -----------
Net cash used by investing activities       $(4,699,542)     $(5,175,407)
                                            -----------      -----------

Cash flows from Financing Activities:
  Increase in borrowings                    $ 5,992,189      $ 4,000,000
  (Decrease) in deposits                     (6,328,443)       3,780,864
  Options, restricted stock                      22,350           18,750
                                            -----------      -----------
Net cash used by financing activities       $  (313,904)     $ 7,799,614
                                            -----------      -----------

Net (decrease) in cash
 and cash equivalents                       $(4,001,692)     $ 3,448,399
Cash and cash equivalents,
 beginning of period                         13,541,634        6,579,878
                                            -----------      -----------
Cash and cash equivalents,
 end of period                              $ 9,539,942      $10,028,277
                                            ===========      ===========


                    Refer to notes to the financial statements.



                        THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
          FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2003


                                                         Accumulated
                Common Stock                               Other
             -------------------     Paid in   Retained Comprehensive
             Shares    Par Value     Capital   Earnings    Income     Total
             ------    ---------     -------   --------    ------      -----
Balance,
 Dec 31,
 2001       1,395,000 $ 1,395,000 $ 8,200,908 $4,265,111 $  28,094  $13,889,113
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 three-month
 period ended
 Mar. 31, 2002   - -         - -       - -       431,513      - -       431,513

Net unrealized
 (loss) on
 securities,
 three-month
 period ended
 Mar. 31, 2002   - -         - -       - -         - -     (40,785)     (40,785)
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -       431,513   (40,785)     390,728

Stock options,
 restricted
 stock           - -         - -       18,750      - -        - -        18,750
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Mar. 31,
 2002       1,395,000 $ 1,395,000 $ 8,219,658 $4,696,624 $ (12,691) $14,298,591
            =========  ==========  ==========  =========  ========   ==========

-----------------------------------------------------

Balance,
 December 31,
 2002       1,443,558 $ 1,443,558 $ 8,761,714 $5,452,079 $  51,389  $15,708,740
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 Mar. 31,
 2003          - -         - -          - -      545,725     - -        545,725

Net unrealized
 gains on
 securities, three-
 month period
 ended Mar. 31,
 2003          - -         - -          - -         - -     (4,200)      (4,200)
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -       545,725    (4,200)     541,525

Stock options,
 restricted
 stock           - -         - -       22,350      - -        - -        22,350

            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Mar. 31,
 2003       1,443,558 $ 1,443,558 $ 8,784,064 $5,997,804 $  47,189  $16,272,615
            =========  ==========  ==========  =========  ========   ==========


         Refer to notes to the consolidated financial statements.



                      THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 2003


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2002.


NOTE 2 - SUMMARY OF ORGANIZATION

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was organized in January, 1995 for a then proposed de novo bank, Thomasville National Bank, Thomasville, Georgia (the "Bank"). The Company commenced operations on October 2, 1995. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank operates from two banking offices, both in Thomasville, Georgia. The Bank's depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC"), subject to certain limitations imposed by the FDIC. Through its subsidiary, TNB Financial Services, Inc. ("TNBFS"), the Bank offers trust and brokerage services as well. In addition to the Bank, the Company has one other subsidiary, Joseph Parker & Company, Inc. ("JPC"), through which it provides investment advisory services. Currently, JPC has approximately $200 million under management.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others." SOP 01-6 reconciles the specialized accounting and financial reporting guidance in the existing Banks and Savings Institutions Guide, Audits of Credit Unions Guide, and Audits of Finance Companies Guide. The SOP eliminates differences in accounting and disclosure established by the respective guides and carries forward accounting guidance for transactions determined to be unique to certain financial institutions. Adoption of this pronouncement has not had a material impact on the Company's results of operations or financial position.

	In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which addresses accounting for the acquisition of certain financial institutions. The provisions of SFAS No. 147 rescind the specialized accounting guidance in paragraph 5 of SFAS No. 72 and would require unidentifiable intangible assets to be reclassified to goodwill if certain criteria are met. Financial institutions meeting the conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements after September 30, 2002. The adoption of SFAS No. 147 has had no material impact on the Company's results of operations or financial position.

	In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the chosen method on reporting results. The provisions of SFAS No. 148 are effective for annual periods ending December 15, 2002, and for interim periods beginning after December 15, 2002.

	In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." It addresses the accounting for the stand-ready obligation under guarantees. A guarantor is required to recognize a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the guarantee is remote. The initial liability will be measured as the fair value of the stand-ready obligation. Additionally, the Interpretation addresses the disclosure requirements for guarantees including the nature and terms of the guarantees, maximum potential for future amounts and the carrying amount of the liabilities. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. Commercial letters of credit and other loan commitments, which are commonly thought of as guarantees of funds were not included in the scope of interpretation. The Company has made relevant disclosures in the current year financial statements. The Company does not expect the adoption of Interpretation No. 45 to have a material impact on its financials.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         OVERVIEW
         --------

	Total consolidated assets increased by $.5 million to $185.9 million during the three-month period ended March 31, 2003. Cash and cash equivalents declined by $4.0 million to $9.5 million, investment securities declined by $1.3 million to $6.3 million, and loans increased by $5.8 million to $160.7 million. For the three-month period ended March 31, 2003, total deposits decreased by $6.3 million to $147.6 million, other liabilities increased by $.3 million to $.9 million, borrowings increased by $6.0 million to $21.1 million, and the capital accounts increased by $.5 million to $16.2 million. Although the aggregate amount of assets and liabilities was relatively unchanged, there was a significant change in the asset mix (a shift to higher earning assets) and in the liability-mix (a shift to wholesale funding).

Liquidity and Sources of Capital
--------------------------------

      Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The
March 31, 2003 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $9.5 million, representing 5.1% of total assets. Investment securities, which amounted to $6.3 million or 3.4% of total assets, provide a secondary source of liquidity because securities can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

      The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's         Minimum required
                        March 31, 2003      by regulator
                        --------------     ----------------
Leverage ratio                8.4%               4.0%
Risk weighted ratio          11.3%               8.0%

      As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.

Results of Operations
---------------------

      For the three-month periods ended March 31, 2003 and 2002, net income amounted to $545,725 and $431,513, respectively. On a per share basis, basic and diluted income for the three-month period ended March 31, 2003 amounted to $.38 and $.36, respectively. For the three-month period ended March 31, 2002, basic and diluted income per share amounted to $.31 and $.30, respectively. The factors primarily affecting the Bank's results of operations for the first quarter of 2003 as compared to the first quarter of 2002 are discussed below:

a. Interest income, the most significant revenue item, increased from $2,365,824 for the three-month period ended March 31, 2002 to $2,544,064 for the three-month period ended March 31, 2003, representing an annual growth rate of 7.5%. The increase was primarily due to the increase in average earning assets. Average earning assets grew from $146.7 million at March 31, 2002 to $168.6 million at March 31, 2003, an increase of $21.9 million, or 14.9%.

b. The yield on earning assets declined from 6.45% for the three-month period ended March 31, 2002 to 6.03% for the three-month period ended March 31, 2003. The cost of funds also declined, from 2.91% as of March 31, 2002 to 2.45% as of March 31, 2003.

c. Net interest income, representing the difference between interest received on interest-earning assets and interest paid on interest bearing liabilities, increased from $1,340,895 for the three-month period ended March 31, 2002 to $1,637,384 for the three-month period ended March 31, 2003, a net increase of $296,489, or 22.1%. Net yield on earning assets increased from 3.66% for the three-month period ended March 31, 2002 to 3.88% for the three-month period ended March 31, 2003. The primary reason for the increase is that the decrease in the yield on earning assets was smaller than the decrease in the cost of funds, resulting in an increase in the net interest margin. As a result of the Federal Reserve Board's monetary policy actions, lower interest yields as well as lower cost of funds are being experienced industry-wide.

      The following presents, in a tabular form, the main components of interest-earning assets and interest bearing liabilities for the three-month period ended March 31, 2003.

                             (Dollars in 000's)

           Interest                            Interest
       Earning Assets/          Average        Income/      Yield/
     Bearing Liabilities        Balance         Cost         Cost
     -------------------        -------        --------     ------
     Federal funds sold       $   2,661       $      8       1.13%
     Securities                   7,518             80       4.26%
     Loans                      158,452          2,456       6.20%
                              ---------       --------       ----
       Total                  $ 168,631       $  2,544       6.03%
                              =========       --------       ----

     Deposits and borrowings  $ 147,844       $    907       2.45%
                              =========       --------       ----

     Net interest income                      $  1,637
                                              ========

     Net yield on earning assets                             3.88%
                                                             ====

d.  Other income increased from $179,623 for the three-month period ended
    March 31, 2002 to $508,927 for the three-month period ended March 31, 2003. This increase is primarily due to (i) $235,339 of fees generated during the three months ended March 31, 2003 by JPC, which was acquired during the third calendar quarter of 2002, and (ii) an increase of $43,121 in the fees generated by TNBFS during the first quarter of 2003 as compared with the first quarter of 2002. As a percentage of average total assets, other income increased from .46% for the three-month period ended March 31, 2002 to 1.10% for the three-month period ended March 31, 2003.

e. Total operating expenses increased from $827,005 for the three-month period ended March 31, 2002 to $1,229,712 for the three-month period ended March 31, 2003. As a percent of average total assets, total operating expenses increased from 2.13% for the three-month period ended March 31, 2002 to 2.65% for the three-month period ended March 31, 2003. The increase is mainly due to the added expense associated with the operations of JPC. Excluding expenses associated with JPC, total operating expenses increased from $827,005 for the quarter ended March 31, 2002 to $1,045,814 for the quarter ended March 31, 2003, or from 2.13% of average assets to 2.25% of average assets.

Allowance for Loan Losses
-------------------------

      At December 31, 2002, the allowance for loan losses amounted to $1,722,097. At March 31, 2003, the allowance amounted to $1,797,120. The allowance for loan losses, as a percent of gross loans, increased from 1.10% to 1.11% during the three-month period ended March 31, 2003. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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



                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

      (a) The certification pursuant to Section 906 of the Sarbanes-Oxley Act is filed as Exhibit 99.1 hereto.

      (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 2003.



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


Date: May 15, 2003       BY: /s/ Stephen H. Cheney
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

Date:  May 15, 2003

                                       /s/ Stephen H. Cheney
                                       -------------------------------
                                       Stephen H. Cheney
                                       President and Chief Executive Officer
                                       (principal executive and financial
                                       officer)