Form 10QSB
period 2003-06-30
THOMASVILLE BANCSHARES INC
filed 2003-08-14
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                        ---------------------------
                                FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2003.

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

	Common stock, $1.00 par value per share, 1,443,558 shares issued and outstanding as of August 11, 2003.

	Transitional small business disclosure format (check one):
     Yes               No   X
          --------        -----------



                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                       THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                             June 30,     December 31,
                                              2003           2002
ASSETS                                     (Unaudited)    (Unaudited)
------                                     -----------    -----------

Cash and due from banks                   $  7,931,016    $ 11,827,153
Federal funds sold                           6,926,007       1,714,481
                                          ------------    ------------
  Total cash and cash equivalents         $ 14,857,023    $ 13,541,634
                                          ------------    ------------
Investment securities:
 Securities available-for-sale,
 at market value                          $  8,432,103    $  7,658,460
Loans, net                                 165,584,933     154,899,944
Property & equipment, net                    4,193,478       4,168,044
Goodwill                                     3,417,259       3,417,259
Other assets                                 1,093,150       1,703,006
                                          ------------    ------------
  Total Assets                            $197,577,946    $185,388,347
                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits            $ 19,767,526    $ 22,324,716
 Interest bearing deposits                 144,827,403     131,595,672
                                          ------------    ------------
  Total deposits                          $164,594,929    $153,920,388
Borrowings                                  16,060,068      15,150,845
Other liabilities                              806,778         608,374
                                          ------------    ------------
 Total Liabilities                        $181,461,775    $169,679,607
                                          ------------    ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,443,558
 shares issued & outstanding              $  1,443,558    $  1,443,558
Paid-in-capital                              8,808,365       8,761,714
Retained earnings                            5,821,070       5,452,079
Accumulated other
 comprehensive income                           43,178          51,389
                                          ------------    ------------
 Total Shareholders' Equity               $ 16,116,171    $ 15,708,740
                                          ------------    ------------
 Total Liabilities and
  Shareholders' Equity                    $197,577,946    $185,388,347
                                          ============    ============


          Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        For the three months
                                           ended June 30,
                                      ------------------------
                                         2003          2002
                                         ----          ----
Interest income                       $2,592,689    $2,491,797
Interest expense                         923,051     1,039,776
                                       ---------     ---------

Net interest income                   $1,669,638    $1,452,021

Provision for possible loan losses        90,000        55,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $1,579,638    $1,397,021
                                       ---------     ---------

Other income
 Gain on sale of mortgage loans       $   14,446    $    3,524
 Gain on sale of assets                    -  -          1,279
 Service charges                          44,100        38,869
 Other fees                              462,783       144,914
                                       ---------     ---------
  Total other income                  $  521,329    $  188,586
                                       ---------     ---------

Salaries and benefits                 $  748,671    $  459,662
Advertising and public relations          43,789        34,180
Depreciation                             106,406        78,527
Regulatory fees and assessments           20,498        30,225
Other operating expenses                 440,975       362,286
                                       ---------     ---------
  Total operating expenses            $1,360,339    $  964,880
                                       ---------     ---------

Net income before taxes               $  740,628    $  620,727
Income taxes                             267,760       221,000
                                       ---------     ---------

Net income                            $  472,868    $  399,727
                                       =========     =========

Basic income per share                $      .33    $      .28
                                       =========     =========

Diluted income per share              $      .32    $      .28
                                       =========     =========

      Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         For the six months
                                           ended June 30,
                                      ------------------------
                                         2003          2002
                                         ----          ----
Interest income                       $5,136,756    $4,857,621
Interest expense                       1,829,734     2,064,705
                                       ---------     ---------

Net interest income                   $3,307,022    $2,792,916

Provision for possible loan losses       170,000       110,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $3,137,022    $2,682,916
                                       ---------     ---------

Other income
 Gain on sale of mortgage loans       $   14,446    $    4,412
 Gain on sale of assets                    1,098         1,279
 Service charges                          88,415        78,171
 Other fees                              926,297       284,347
                                       ---------     ---------
  Total other income                  $1,030,256    $  368,209
                                       ---------     ---------

Salaries and benefits                 $1,437,260    $  904,970
Advertising and public relations          86,019        70,365
Depreciation                             207,042       155,190
Regulatory fees and assessments           43,930        39,805
Other operating expenses                 815,800       621,555
                                       ---------     ---------
  Total operating expenses            $2,590,051    $1,791,885
                                       ---------     ---------

Net income before taxes               $1,577,227    $1,259,240
Income taxes                             558,634       428,000
                                       ---------     ---------

Net income                            $1,018,593    $  831,240
                                       =========     =========

Basic income per share                $      .71    $      .59
                                       =========     =========

Diluted income per share              $      .68    $      .57
                                       =========     =========

    Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                              For the six-month period
                                                   Ended June 30,
                                            ---------------------------
                                                 2003           2002
                                                 ----           ----
Cash flows provided by operating activities $  2,193,270   $    858,219
                                             -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                  $   (232,476)  $   (551,961)
  Maturities, calls,
   paydowns, securities, AFS                   2,402,500        500,000
  Purchase of securities, AFS                 (3,173,729)    (1,434,000)
  (Increase) in loans                        (10,854,989)   (14,696,870)
                                             -----------    -----------
Net cash used by investing activities       $(11,858,694)  $(16,182,831)
                                             -----------    -----------

Cash flows from financing activities:
  Issuance of stock                         $     -  -     $    150,000
  Options, restricted stock                       46,651         38,700
  Increase in borrowings                         909,223      6,000,000
  Increase in deposits                        10,674,541     11,615,249
  Payment of cash dividend                      (649,602)      (570,000)
                                             -----------    -----------
Net cash provided from
 (used by) financing activities             $ 10,980,813   $ 17,233,949
                                             -----------    -----------

Net increase in cash and cash equivalents $ 1,315,389 $ 1,909,337 Cash and cash equivalents,
 beginning of period                          13,541,634      6,579,878
                                             -----------    -----------
Cash and cash equivalents, end of period    $ 14,857,023   $  8,489,215
                                             ===========    ===========

         Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
        FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2003

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
            =========  ==========  ==========  =========  ========   ==========

-----------------------------------------------------

Balance,
 December 31,
 2002       1,443,558 $ 1,443,558 $ 8,761,714 $5,452,079 $  51,389  $15,708,740
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 six-month
 period ended
 June 30,
 2003          - -         - -          - -    1,018,593     - -      1,018,593

Net unrealized
 (loss) on
 securities, six-
 month period
 ended June 30,
 2003          - -         - -          - -         - -     (8,211)      (8,211)
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -     1,018,593    (8,211)   1,010,382

Stock options,
 restricted
 stock           - -         - -       46,651      - -        - -        46,651

Dividends paid   - -         - -       - -      (649,602)     - -      (649,602)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 June 30,
 2003       1,443,558 $ 1,443,558 $ 8,808,365 $5,821,070 $  43,178  $16,116,171
            =========  ==========  ==========  =========  ========   ==========

            Refer to notes to the consolidated financial statements.



                        THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              JUNE 30, 2003


NOTE 1 - BASIS OF PRESENTATION


	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2002.


NOTE 2 - SUMMARY OF ORGANIZATION

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was organized in January, 1995 for a then proposed de novo bank, Thomasville National Bank, Thomasville, Georgia (the "Bank"). The Bank commenced operations on October 2, 1995. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank operates from two banking offices, both in Thomasville, Georgia. The Bank's depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC"), subject to certain limitations imposed by the FDIC. Through its subsidiary, TNB financial Services, Inc. ("TNBFS"), the Bank offers trust and brokerage services, as well. In addition to the Bank, the Company has one other subsidiary, Joseph Parker & Company, Inc. ("JPC"), through which it provides investment advisory services. Currently, JPC has approximately $200 million under management.


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
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

	Total consolidated assets increased by $12.2 million to $197.6 million during the six-month period ended June 30, 2003. Cash and cash equivalents increased by $1.3 million to $14.9 million; investment securities increased by $.8 million to $8.4 million; loans increased by $10.7 million to $165.6 million; and all other assets decreased by $.6 million to $8.7 million. For the six-month period ended June 30, 2003, total deposits increased by $10.7 million to $164.6 million; borrowings increased by $.9 million to $16.1 million; and all other liabilities increased by $.2 million to $.8 million; the capital accounts increased by $.4 million to $16.1 million.


Liquidity and Sources of Capital
--------------------------------

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2003 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $14.9 million, representing 7.5% of total assets. Investment securities, which amounted to $8.4 million, or 4.3% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.
The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                                 Bank's         Minimum required
                             June 30, 2003        by regulator
                             -------------      ----------------
     Leverage ratio               7.96%               4.0%
     Risk weighted ratio         10.49%               8.0%

As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.


Results of Operations
---------------------

     For the three-month periods ended June 30, 2003 and 2002, net income amounted to $472,868 and $399,727, respectively. On a per share basis, basic and diluted income for the three-month period ended June 30, 2003 amounted to $.33 and $.32, respectively. For the three-month period ended June 30, 2002, basic and diluted income per share, each amounted to $.28. Below are two key facts to consider when comparing the results of the three-month period ended June 30, 2003 with the three-month period ended June 30, 2002:

a. Net interest income increased by approximately $218,000, while average earning assets increased by approximately $24.5 million, resulting in a 3.56% net yield on earning assets.

b. Net overhead expense, defined as non-interest expense less non-interest income, increased 8.1% from June 30, 2002 to June 30, 2003, or from
    $776,294 to $839,010. The fact that assets have increased by 15.4% during the one-year period ended June 30, 2003 and the net over-head expense increased by only 8.1% indicates attainment of higher efficiencies; additionally, it points to the operational success of JPC, because JPC was the only subsidiary/division with a positive effect on net overhead expense.

Net income for the six-month period ended June 30, 2003 amounted to $1,018,593, or $.71 per diluted share. For the six-month period ended June 30, 2002, net income amounted to $831,240, or $.57 per diluted share. Below are several pertinent facts to consider when comparing the results obtained during the six-month period ended June 30, 2003 with the six-month period ended June 30, 2002:

a. Average total earning assets increased from $147.9 million for the six months ended June 30, 2002 to $172.4 million for the six months ended June 30, 2003. The net increase of $24.5 million represents a 16.6% increase in average earning assets over a twelve-month period.

b. The yield on earning assets declined from 6.57% for the six-month period ended June 30, 2002 to 5.96% for the six-month period ended June 30, 2003. This decline is mainly in response to the Federal Reserve Board's monetary policy actions reducing short-term rates. However, despite the decline in the yield on average earning assets, interest income increased from $4,857,621 for the six-month period ended June 30, 2002 to $5,136,756 for the six-month period ended June 30, 2003. This increase is due to the growth in average earning assets.

c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table presents the main components of interest earning assets and interest bearing liabilities for the six-month period ended June 30, 2003.

                                          (Dollars in 000's)
      Interest                                 Interest
   Earning Assets/              Average        Income/      Yield/
Bearing Liabilities             Balance         Cost         Cost
-------------------             -------         -----        ----
Federal funds sold            $   3,921       $     23       1.17%
Securities                        7,165            149       4.16%
Loans                           161,309          4,965       6.16%
                               --------        -------       ----
  Total                       $ 172,395       $  5,137       5.96%
                               --------        -------       ----

Deposits and borrowings       $ 151,124       $  1,830       2.42%
                               --------        -------       ----

Net interest income                           $  3,307
                                               =======

Net yield on earning assets                                  3.84%
                                                             ====

Net interest income increased from $2,792,916 for the six-month period ended June 30, 2002 to $3,307,022 for the six-month period ended June 30, 2003, an increase of $514,106, or 18.4%. Net yield on earning assets increased from 3.78% for the six-month period ended June 30, 2002 to 3.84% for the six-month period ended June 30, 2003; the increase is attributable to two factors:

     (i)   The average cost of funds decreased by 81 basis points to 2.42%;
           and,

     (ii) the average yield on earning assets decreased by only 61 basis points to 5.96%. The net yield on earning assets increased because the decline in the cost of funds outpaced the decline in the average yield on earning assets.

d.  Other income increased from $368,209 for the six-month period ended June
    30, 2002 to $1,030,256 for the six-month period ended June 30, 2003. Other income as a percent of average total assets increased from .46% for the six-month period ended June 30, 2002 to 1.14% for the six-month period ended June 30, 2003. The significant increase in non-interest income is due to: (i) $473,754 of fees generated by JPC during the six-month period ended June 30, 2003 while none was generated a year earlier because JPC at that time was not a part of the organization, and (ii) an increase of $85,732 in the fees generated by TNBFS during the six-month period ended June 30, 2003 as compared to the same period a year earlier.

e. Total operating expenses increased from $1,791,885 for the six-month period ended June 30, 2002 to $2,590,051 for the six-month period ended June 30, 2003. As a percent of average total assets, total operating expenses increased from 2.25% for the six-month period ended June 30, 2002 to 2.87% for the six-month period ended June 30, 2003. The increase is mainly due to the added expense associated with the operations of JPC. Excluding expenses associated with JPC, total operating expense would have increased from $1,791,885 for the six-month period ended June 30, 2002 to $2,209,038 for the six-month period ended June 30, 2003, or from 2.25% to 2.45% of average assets.


Allowance for Loan Losses
-------------------------

At December 31, 2002, the allowance for loan losses amounted to $1,722,097, as compared to $1,803,450 at June 30, 2003. As a percent of gross loans, the allowance decreased from 1.10% to 1.08% during the six-month period ended June 30, 2003. Management considers the allowance for loan losses to be adequate and sufficient to absorb estimated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The 2003 Annual Meeting of Shareholders of the Company was held on May 20, 2003. At the meeting, the following persons were elected as Class II directors to serve for a term of three years and until their successors are elected as qualified: Charles E. Hancock, Charles H. Hodges, III, Harold L. Jackson and Diane W. Parker.

The number of votes cast for and withheld with respect to the election of each nominee for director was as follows:

                                    Votes      Votes
                                     For      Withheld
                                     ---      --------
     Charles E. Hancock            939,560     2,900
     Charles H. Hodges, III        939,560     2,900
     Harold L. Jackson             939,460     3,000
     Diane W. Parker               939,560     2,900

In addition, the shareholders of the Company ratified the appointment of Francis and Company, CPAs as auditors for the Company and its subsidiaries for the year ending December 31, 2003. The number of votes for, against and withheld with respect to the ratification of Francis and Company, CPAs was as follows:

                               Votes      Votes     Votes
                                For      Against   Withheld
                                ---      -------   --------
                              939,660     2,000       800

No other matters were presented or voted on at the Annual Meeting.

The following persons did not stand for reelection at the 2003 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting:
David A. Cone, Charles W. McKinnon, Jr., Randall L. Moore, Cochran A. Scott, Jr., Stephen H. Cheney, Charles A. Balfour, David O. Lewis, and Richard L. Singletary, Jr.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a)  Exhibits:  The following exhibits are filed with this report.

          Exhibit
          Number                         Description
          -------                        -----------

           31.1 Certification Pursuant to Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                    Act Of 2002.

           32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 2003.



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


Date: August 14, 2003    BY: /s/ Stephen H. Cheney
      -----------------      ------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                             Officer)