Form 10QSB
period 2003-09-30
THOMASVILLE BANCSHARES INC
filed 2003-11-13
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                        ---------------------------
                                FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2003.

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

	Common stock, $1.00 par value per share, 1,443,558 shares issued and outstanding as of November 13, 2003.

	Transitional small business disclosure format (check one):
     Yes               No   X
          --------        -----------



                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                       THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                          September 30,   December 31,
                                              2003           2002
ASSETS                                     (Unaudited)    (Unaudited)
------                                     -----------    -----------

Cash and due from banks                   $  5,284,987    $ 11,827,153
Federal funds sold                           5,940,616       1,714,481
                                          ------------    ------------
  Total cash and cash equivalents         $ 11,225,603    $ 13,541,634
                                          ------------    ------------
Investment securities:
 Securities available-for-sale,
 at market value                          $  8,730,893    $  7,658,460
Loans, net                                 171,049,947     154,899,944
Property & equipment, net                    4,362,936       4,168,044
Goodwill                                     3,417,259       3,417,259
Other assets                                 2,390,674       1,703,006
                                          ------------    ------------
  Total Assets                            $201,177,312    $185,388,347
                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits            $ 19,269,297    $ 22,324,716
 Interest bearing deposits                 149,438,073     131,595,672
                                          ------------    ------------
  Total deposits                          $168,707,370    $153,920,388
Borrowings                                  14,976,942      15,150,845
Other liabilities                              908,371         608,374
                                          ------------    ------------
 Total Liabilities                        $184,592,683    $169,679,607
                                          ------------    ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,443,558
 shares issued & outstanding              $  1,443,558    $  1,443,558
Paid-in-capital                              8,831,615       8,761,714
Retained earnings                            6,315,825       5,452,079
Accumulated other
 comprehensive income (loss)                    (6,369)         51,389
                                          ------------    ------------
 Total Shareholders' Equity               $ 16,584,629    $ 15,708,740
                                          ------------    ------------
 Total Liabilities and
  Shareholders' Equity                    $201,177,312    $185,388,347
                                          ============    ============


          Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        For the three months
                                         ended September 30,
                                      ------------------------
                                         2003          2002
                                         ----          ----
Interest income                       $2,634,409    $2,582,733
Interest expense                         893,046     1,122,276
                                       ---------     ---------

Net interest income                   $1,741,363    $1,460,457

Provision for possible loan losses        90,000        40,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $1,651,363    $1,420,457
                                       ---------     ---------

Other income
 Money management fees                $  240,287    $  264,365
 Service charges                          45,073        44,741
 Other fees                              255,408       197,496
                                       ---------     ---------
  Total other income                  $  540,768    $  506,602
                                       ---------     ---------

Salaries and benefits                 $  786,973    $  624,634
Advertising and public relations          56,228        42,850
Depreciation                             112,176       104,502
Regulatory fees and assessments           21,792        21,137
Other operating expenses                 454,365       480,814
                                       ---------     ---------
  Total operating expenses            $1,431,534    $1,273,937
                                       ---------     ---------

Net income before taxes               $  760,597    $  653,122
Income taxes                             265,843       202,165
                                       ---------     ---------

Net income                            $  494,754    $  450,957
                                       =========     =========

Basic income per share                $      .34    $      .30
                                       =========     =========

Diluted income per share              $      .33    $      .30
                                       =========     =========

      Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        For the nine months
                                         ended September 30,
                                      ------------------------
                                         2003          2002
                                         ----          ----
Interest income                       $7,771,165    $7,440,354
Interest expense                       2,722,780     3,186,981
                                       ---------     ---------

Net interest income                   $5,048,385    $4,253,373

Provision for possible loan losses       260,000       150,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $4,788,385    $4,103,373
                                       ---------     ---------

Other income
 Money management fees                $  708,679    $  264,365
 Service charges                         133,488       122,912
 Other fees                              728,857       487,534
                                       ---------     ---------
  Total other income                  $1,571,024    $  874,811
                                       ---------     ---------

Salaries and benefits                 $2,224,233    $1,529,604
Advertising and public relations         142,247       113,215
Depreciation                             319,218       259,692
Legal and professional                   145,403       191,696
Repairs and maintenance                  179,574       137,318
Regulatory fees and assessments           65,722        60,942
Other operating expenses                 945,187       773,355
                                       ---------     ---------
  Total operating expenses            $4,021,584    $3,065,822
                                       ---------     ---------

Net income before taxes               $2,337,825    $1,912,362
Income taxes                             824,477       630,165
                                       ---------     ---------

Net income                            $1,513,348    $1,282,197
                                       =========     =========

Basic income per share                $     1.05    $      .88
                                       =========     =========

Diluted income per share              $     1.01    $      .85
                                       =========     =========

    Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                              For the nine-month period
                                                ended September 30,
                                            ---------------------------
                                                 2003           2002
                                                 ----           ----
Cash flows provided by operating activities $  1,722,966   $  1,310,064
                                             -----------    -----------

Cash flows from investing activities:
  Increase in goodwill, tradename           $     -  -     $ (3,494,607)
  Purchase of fixed assets                      (514,110)      (770,288)
  Maturities, calls,
   paydowns, securities, AFS                   5,280,000      3,750,000
  Purchase of securities, AFS                 (6,428,262)    (4,808,432)
  (Increase) in loans                        (16,410,003)   (15,390,285)
                                             -----------    -----------
Net cash used by investing activities       $(18,072,375)  $(20,713,612)
                                             -----------    -----------

Cash flows from financing activities:
  Issuance of stock                         $     -  -     $  1,100,000
  Options, restricted stock                       69,901         61,800
  Exercise of stock options                       -  -          150,000
  (Decrease) in borrowings                      (173,903)     7,479,031
  Increase in deposits                        14,786,982     15,531,252
  Payment of cash dividend                      (649,602)      (570,000)
                                             -----------    -----------
Net cash provided from
 (used by) financing activities             $ 14,033,378   $ 23,752,083
                                             -----------    -----------

Net (decrease) in
 cash and cash equivalents                  $ (2,316,031)  $  4,348,535
Cash and cash equivalents,
 beginning of period                          13,541,634      6,579,878
                                             -----------    -----------
Cash and cash equivalents, end of period    $ 11,225,603   $ 10,928,413
                                             ===========    ===========

         Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
       FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2003

                                                       Accumulated
                Common Stock                               Other
             -------------------     Paid in   Retained Comprehensive
             Shares    Par Value     Capital   Earnings    Income     Total
             ------    ---------     -------   --------    ------      -----

Balance,
 Dec 31,
 2001       1,395,000 $ 1,395,000 $ 8,200,908 $4,265,111 $  28,094  $13,889,113
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 nine-month
 period ended
 Sept 30, 2002   - -         - -       - -     1,282,197      - -     1,282,197

Net unrealized
 gains on
 securities,
 nine-month
 period ended
 Sept 30, 2002   - -         - -       - -         - -      17,780       17,780
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -     1,282,197    17,780    1,299,977

Issuance of
 common stock  55,000      55,000   1,045,000      - -        - -     1,100,000

Exercise of
 options       30,000      30,000     120,000      - -        - -       150,000

Stock options,
 restricted
 stock           - -         - -       61,800      - -        - -        61,800

Dividends paid   - -         - -       - -      (570,000)     - -      (570,000)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Sept 30,
 2002       1,480,000 $ 1,480,000 $ 9,427,708 $4,977,308 $  45,874  $15,930,890
            =========  ==========  ==========  =========  ========   ==========

-----------------------------------------------------

Balance,
 December 31,
 2002       1,443,558 $ 1,443,558 $ 8,761,714 $5,452,079 $  51,389  $15,708,740
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 nine-month
 period ended
 Sept 30,
 2003          - -         - -          - -    1,513,348     - -      1,513,348

Net unrealized
 (loss) on
 securities, nine-
 month period
 ended Sept 30,
 2003          - -         - -          - -         - -    (57,758)     (57,758)
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -     1,513,348   (57,758)   1,455,590

Stock options,
 restricted
 stock           - -         - -       69,901      - -        - -        69,901

Dividends paid   - -         - -       - -      (649,602)     - -      (649,602)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Sept 30,
 2003       1,443,558 $ 1,443,558 $ 8,831,615 $6,315,825 $  (6,369) $16,584,629
            =========  ==========  ==========  =========  ========   ==========

            Refer to notes to the consolidated financial statements.



                        THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            SEPTEMBER 30, 2003


NOTE 1 - BASIS OF PRESENTATION


	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2002.


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

	In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." It addresses the accounting for the stand-ready obligation under guarantees. A guarantor is required to recognize a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the guarantee is remote. The initial liability will be measured as the fair value of the stand-ready obligation. Additionally, the Interpretation addresses the disclosure requirements for guarantees including the nature and terms of the guarantees, maximum potential for future amounts and the carrying amount of the liabilities. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. Commercial letters of credit and other loan commitments, which are commonly thought of as guarantees of funds were not included in the scope of interpretation. The Company has made relevant disclosures in the current year financial statements. The Company does not expect the adoption of Interpretation No. 45 to have a material impact on its results of operations or financial condition.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

	Total consolidated assets increased by $15.8 million to $201.2 million during the nine-month period ended September 30, 2003. Cash and cash equivalents decreased by $2.3 million to $11.2 million, investment securities increased by $1.1 million to $8.7 million, loans increased by $16.2 million to $171.0 million, and all other assets increased by $1.0 million to $9.3 million. To fund the above growth in assets, total deposits increased by $14.9 million to $168.7 million, borrowings decreased by $.2 million to $15.0 million, and all other liabilities increased by $.2 million to $.8 million; the capital accounts increased by $.9 million to $16.6 million.


Liquidity And Sources Of Capital
--------------------------------

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2003 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $11.2 million, representing 5.6% of total assets. Investment securities, which amounted to $8.7 million, or 4.4% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. In addition, the Company's ability to increase deposits and borrow funds is part of its liquidity strategy. For the nine-month period ended September
30, 2003 deposits increased by $15.8 million, or 12.8% annualized. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

	The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                                       Bank's         Minimum required
                               September 30, 2003       by regulator
                               ------------------     ----------------
Leverage ratio                         8.2%                 4.0%
Risk weighted ratio                   10.9%                 8.0%

	As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.


Results of Operations
---------------------

     For the three-month periods ended September 30, 2003 and 2002, net income amounted to $494,754 and $450,957, respectively. On a per share basis, basic and diluted income for the three-month period ended September 30, 2003 amounted to $.34 and $.33, respectively. For the three-month period ended September 30, 2002, basic and diluted income per share each amounted to $.30. Below are two key facts to consider when comparing the results for the three-month period ended September 30, 2003 with the three-month period ended September 30, 2002:

a. Net interest income increased by approximately $281,000, while average earning assets increased by approximately $24.5 million, resulting in a 4.69% net yield on earning assets.

b. Other income increased from $507,000 for the three-month period ended September 30, 2002 to $541,000 for the three-month period ended September 30, 2003, an increase of 6.7%. Operating expenses for these periods have increased from $1,274,000 to $1,432,000, an increase of 12.3%. Because operating expenses are growing at a faster rate than other income, the net overhead expense is expected to grow over time.

Net income for the nine-month period ended September 30, 2003 amounted to $1,513,348, or $1.01 per diluted share. For the nine-month period ended September 30, 2002, net income amounted to $1,282,197, or $.85 per diluted share. Below are several pertinent facts to consider when comparing the results obtained during the nine-month period ended September 30, 2003 with the nine-month period ended September 30, 2002:

a. Average total earning assets increased from $153.0 million for the nine months ended September 30, 2002 to $176.9 million for the nine months ended September 30, 2003, an increase of $23.9 million, or 15.6%.

b. The yield on earning assets declined from 6.48% for the nine-month period ended September 30, 2002 to 5.86% for the nine-month period ended September 30, 2003. This decline is mainly in response to the Federal Reserve Board's monetary policy actions reducing short-term rates. However, despite the decline in the yield on average earning assets, interest income increased from $7,440,354 for the nine-month period ended September 30, 2002 to $7,771,165 for the nine-month period ended September 30, 2003. This increase is due to the growth in average earning assets.

c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table presents the main components of interest earning assets and interest bearing liabilities for the nine-month period ended September 30, 2003.

                                          (Dollars in 000's)
      Interest                                 Interest
   Earning Assets/              Average        Income/      Yield/
Bearing Liabilities             Balance         Cost         Cost
-------------------             -------         -----        ----
Federal funds sold            $   6,338       $     49       1.03%
Securities                        7,394            228       4.11%
Loans                           163,190          7,494       6.12%
                               --------        -------       ----
  Total                       $ 176,922       $  7,771       5.86%
                               --------        -------       ----

Deposits and borrowings       $ 155,181       $  2,723       2.34%
                               --------        -------       ----

Net interest income                           $  5,048
                                               =======

Net yield on earning assets                                  3.80%
                                                             ====

Net interest income increased from $4,253,373 for the nine-month period ended September 30, 2002 to $5,048,385 for the nine-month period ended September 30, 2003, an increase of $795,012, or 18.7%. Net yield on earning assets increased from 3.71% for the nine-month period ended September 30, 2002 to 3.80% for the nine-month period ended September 30, 2003; the increase is attributable to two factors:

     (i)   The average cost of funds decreased by 83 basis points to 2.34%;
           and,

     (ii) the average yield on earning assets decreased by only 62 basis points to 5.86%. The net yield on earning assets increased because the decline in the cost of funds outpaced the decline in the average yield on earning assets.

d. Other income increased from $874,811 for the nine-month period ended September 30, 2002 to $1,571,024 for the nine-month period ended September 30, 2003. Other income as a percent of average total assets increased from .70% for the nine-month period ended September 30, 2002 to 1.08% for the nine-month period ended September 30, 2003. The significant increase in non-interest income is due to: (i) $708,679 in fees generated by JPC during the nine-month period ended September 30, 2003 while only $264,365 was generated a year earlier because JPC at that time was part of the organization for only three months, and (ii) an increase of $155,548 in the fees generated by TNBFS during the nine-month period ended September 30, 2003 as compared to the same period a year earlier.

e. Total operating expenses increased from $3,065,822 for the nine-month period ended September 30, 2002 to $4,021,584 for the nine-month period ended September 30, 2003. As a percent of average total assets, total operating expenses increased from 2.46% for the nine-month period ended September 30, 2002 to 2.77% for the nine-month period ended September 30, 2003. The increase is mainly due to the added expense associated with the operations of JPC.


Allowance for Loan Losses
-------------------------

At December 31, 2002, the allowance for loan losses amounted to $1,722,097, as compared to $1,847,766 at September 30, 2003. As a percent of gross loans, the allowance remained constant at 1.10% as of December 31, 2002 and September 30, 2003. Management considers the allowance for loan losses to be adequate and sufficient to absorb estimated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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



                      PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a)  Exhibits:  The following exhibits are filed with this report.

          Exhibit
          Number                         Description
          -------                        -----------

           31.1 Certification Pursuant to Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                    Act Of 2002.

           32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 2003.



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


Date: November 13, 2003  BY: /s/ Stephen H. Cheney
      -----------------      ------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                             Officer)