Form 10KSB
period 2003-12-31
THOMASVILLE BANCSHARES INC
filed 2004-03-30
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                       _______________________

                            FORM 10-KSB
                       _______________________

            Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

            For the Fiscal Year Ended December 31, 2003
          ________________________________________________

                  Commission File Number 0-25929

                   THOMASVILLE BANCSHARES, INC.

                     A Georgia Corporation
            (IRS Employer Identification No. 58-2175800)
                     301 North Broad Street
                   Thomasville, Georgia 31792
                        (229) 226-3300
           ________________________________________________

           Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                             None
                           ________

            Securities Registered Pursuant to Section 12(g)
               of the Securities Exchange Act of 1934:

                 Common Stock, $1.00 par value
                ________________________________

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

Revenue for the fiscal year ended December 31, 2003:   $12,519,111

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (1,108,287 shares) on March 24, 2004 was $24,936,457. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the common stock of the Registrant based on recent sales of the common stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 24, 2004: 1,467,352 shares of $1.00 par value common stock.


                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this Report.

Transitional Small Business Disclosure Format (check one)   Yes      No  X
                                                                ----    ----



                                   PART I


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for 2004 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.



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

     On July 1, 2002, the Company acquired all of the issued and outstanding capital stock of Joseph Parker & Company, Inc. ("JPC"), a Georgia corporation and federally registered investment advisory firm located in Thomasville, Georgia. JPC provides investment management services primarily to individuals and businesses located in South Georgia and managed approximately $200 million in assets at December 31, 2003.

     In September 2001, the Bank formed an operating subsidiary, TNB Financial Services, Inc., a Georgia corporation with trust powers. This subsidiary provides asset management services to clients located primarily in the Bank's market area. At December 31, 2003, TNB Financial Services had approximately $110 million in trust, agency and custody accounts.


MARKET AREA AND COMPETITION

     The market area of the Bank consists of Thomas County, Georgia and is focused on Thomasville, the county seat. Thomas County has been experiencing steady growth in both jobs and banking deposits in recent years. Thomasville is a regional and commercial medical center for Southwest Georgia. Thomas County maintains a steady industrial and agricultural base, which has been expanding in recent years. The largest employers in the county include the John D. Archbold Memorial Hospital and Flowers Industries, Inc. Agricultural activities in the county are supported by the second-largest fresh vegetable market in Georgia and a daily cash market for hogs, cattle and poultry.

     The populations of Thomasville and Thomas County are approximately 18,000 and 42,000, respectively. The median household income in Thomas County in 2003 was approximately $ 27,155 and the unemployment rate was 3.3% as of December 2003. Real estate values in the Bank's market area have generally appreciated over the last five years.

     Competition among financial institutions in the Bank's market area is intense. There are three commercial banks and a total of nine branches in Thomasville and four additional branches in smaller communities in Thomas County. In addition, there is one savings and loan association in Thomasville. There are also four credit unions headquartered in Thomas County.

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


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2003 and 2002. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                     AVERAGE CONSOLIDATED ASSETS

                                        Year Ended           Year Ended
                                   December 31, 2003     December 31, 2002
                                   -----------------     -----------------
                                                (In thousands)
Cash and due from banks                 $   5,095            $   4,115
                                         --------             --------
Taxable securities                      $   8,022            $   7,636
Federal funds sold                          5,405                4,443
Net loans                                 166,639              146,018
                                         --------             --------
   Total interest-earning assets        $ 180,066            $ 158,097
Other assets                                7,341                8,255
                                         --------             --------
Total assets                            $ 192,502            $ 170,467
                                         ========             ========

         AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest-bearing deposits           $  18,031            $  16,308
NOW and money market deposits              84,214               67,648
Savings deposits                            5,298                4,425
Time deposits                              51,253               53,534
Other borrowings                           16,595               12,230
Other liabilities                             706                1,698
                                         --------             --------
Total liabilities                       $ 176,097            $ 155,843
Stockholders' equity                       16,405               14,624
                                         --------             --------
Total liabilities
 and stockholders' equity               $ 192,502            $ 170,467
                                         ========             ========

     The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                    Year Ended December 31, 2003    Year Ended December 31, 2002
                    -----------------------------    ---------------------------
                               Interest  Average              Interest  Average
                    Average    Earned/   Yield/     Average   Earned/   Yield/
                     Amount     Paid      Rate       Amount    Paid      Rate
                     ------     ----      ----       ------    ----      ----
                                       (Dollars in thousands)
     Assets
     ------
Taxable securities $  8,022   $   298     3.71%    $  7,636  $   403     5.28%
Federal funds sold    5,405        56     1.04%       4,443       78     1.76%
Net loans           166,639(1) 10,091(2)  6.06%     146,018(3) 9,628(4)  6.59%
                    -------    ------               -------   ------
Total
 earning assets    $180,066   $10,445     5.80%    $158,097  $10,109     6.39%
                    =======    ======               =======   ======
   Liabilities
   -----------
NOW and money
 market deposits   $ 84,214   $ 1,180     1.40%    $ 67,648  $ 1,368     2.02%
Savings deposits      5,298        53     1.00%       4,425       66     1.49%
Time deposits        51,253     1,644     3.21%      53,534    2,290     4.28%
Other borrowings     16,595       697     4.20%      12,230      522     4.27%
                    -------    ------               -------   ------
Total interest
 bearing
 liabilities       $157,360   $ 3,574     2.27%    $137,837  $ 4,246     3.08%
                    =======    ======               =======   ======
Net yield on
 earning assets                           3.82%                          3.71%

______________________

(1)  At December 31, 2003, $106 in loans were not accruing interest.
(2) Interest earned on net loans includes $423 in loan fees and loan service fees.
(3)  At December 31, 2002, $188 in loans were not accruing interest.
(4) Interest earned on net loans includes $373 in loan fees and loan service fees.


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

                                    Year Ended               Year Ended
                                  December 31, 2003        December 31, 2002
                                   compared with            compared with
                                    Year Ended               Year Ended
                                  December 31, 2002        December 31, 2001
                                  -----------------        -----------------
                                     Increase (decrease) due to:

                              Volume   Rate    Total    Volume   Rate    Total
                              ------   ----    -----    ------   ----    -----
                                               (In thousands)
Interest earned on:
  Tax-exempt securities       $ --    $ --     $ --     $ --    $ --     $ --
  Taxable securities              21     (126)   (105)     (85)    (100)   (185)
  Federal funds sold              25      (47)    (22)     (23)     (90)   (113)
  Net loans                    1,075     (612)    463      875   (1,007)   (132)
                               -----   ------   -----    -----   ------   -----
Total interest income          1,121     (785)    336      767   (1,197)   (430)
                               -----   ------   -----    -----   ------   -----

Interest paid on:
  NOW deposits
   and money market           $  750  $  (938) $ (188)  $  481  $(1,090) $ (690)
  Savings deposits                19      (32)    (13)      58      (85)    (27)
  Time deposits                  (94)    (552)   (646)     145     (855)   (710)
  Other borrowings               184       (9)    175      396      (12)    384
                               -----   ------   -----    -----   ------   -----
Total interest expense           859   (1,531)   (672)     803   (2,042)   (962)
                               -----   ------   -----    -----   ------   -----

Change in net
 interest income              $  262   $  746  $1,008   $ (313) $  845  $  532
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

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                   Year Ended                  Year Ended
                                 December 31, 2003           December 31, 2002
                                 -----------------           -----------------
                               Average      Average       Average     Average
Deposit Category               Amount      Rate Paid      Amount     Rate Paid
----------------               ------      ---------      ------     ---------
                                            (Dollars in thousands)
Non-interest-bearing
 demand deposits              $18,031         N/A        $16,308        N/A
NOW and money market deposits  84,214        1.40%        67,648       2.02%
Savings deposits                5,298        1.00%         4,425       1.49%
Time deposits                  51,253        3.21%        53,534       4.28%

	The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2003:

   Time Certificates of Deposit             At December 31, 2003
   ----------------------------             --------------------
                                              (In thousands)
      3 months or less                           $ 6,710
      3-6 months                                   3,005
      6-12 months                                  4,687
      over 12 months                               4,323
                                                  ------
           Total                                 $18,725
                                                  ======


LOAN PORTFOLIO

     The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2003, the Bank had a legal lending limit for unsecured loans of up to $2,690,000 to any one person.

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

     The following is a description of each of the major categories of loans in the Bank's loan portfolio:

     COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small- and medium-sized businesses. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although the Bank typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable, and other assets.

     CONSUMER LOANS. The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes, including home improvements, education and other personal expenditures. In evaluating these loans the Bank reviews the borrower's level and stability of income and past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Bank maintains a proper margin between the loan amount and collateral value.

     REAL ESTATE LOANS. The Bank's real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans to a limited degree. These loans are made consistent with the Bank's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. These loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the Bank.

     The following table presents various categories of loans contained in the Bank's loan portfolio as of the dates indicated and the total amount of all loans for such periods:

                                        As of               As of
   Type of Loan                    December 31, 2003   December 31, 2002
   ------------                    -----------------   -----------------
                                              (In thousands)
Commercial, financial
 and agricultural                      $ 43,179            $ 34,841
Real Estate - construction                9,834              11,588
Real Estate - mortgage                  117,167             101,046
Installment and other
 loans to individuals                    11,531               9,147
                                        -------             -------
Subtotal                                181,711             156,622
Less:  allowance for possible
       loan losses                       (1,961)             (1,722)
                                        -------             -------
Total (net of allowances)              $179,750            $154,900
                                        =======             =======

     The following is a presentation of an analysis of maturities of certain loans as of December 31, 2003:

                                                    Due         Due
                                    Due 1       After 1 to     After
   Type of Loan                  Year of Less     5 Years     5 Years     Total
   ------------                  ------------     -------     -------     -----
                                                 (In thousands)
Commercial, financial
 and agricultural                  $33,652       $ 6,480      $ --       $32,525
Real Estate - construction           8,612         4,269        --        20,488
                                    ------        ------       -----      ------
     Total                         $42,264       $10,749      $ --       $53,013
                                    ======        ======       =====      ======

     For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2003:

                                                  Due        Due
                                   Due 1      After 1 to    After
   Interest Category            Year of Less    5 Years    5 Years     Total
   -----------------            ------------    -------    -------     -----
                                                 (In thousands)
Predetermined interest rate      $26,045       $ 6,480      $ --      $32,525
Floating interest rate            16,219         4,269        --       20,488
                                  ------        ------      -----      ------
     Total                       $42,262       $10,749      $ --      $53,013
                                  ======        ======      =====      ======

     At December 31, 2003 and 2002, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $2,922,261 and $3,650,260, respectively. The average recorded investment in impaired loans amounted to approximately $3,332,748 and $4,329,882 for 2003 and 2002, respectively. The allowance related to impaired loans amounted to approximately $340,885 and $320,451 at December 31, 2003 and 2002, respectively. The balance of the allowance in excess of the above specific reserves is available to absorb the inherent losses of all other loans. Interest income recognized on impaired loans for 2003 and 2002 amounted to $184,326 and $269,985, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for 2003 and 2002. Loans on non-accrual status at December 31, 2003 and 2002 had outstanding balances of $105,752 and $188,122, respectively. Interest recognized on non-accruing loans at December 31, 2003 and 2002 was $4,228 and $8,112, respectively. The Bank has no commitments to lend additional funds to borrowers whose loans have been modified.

     As of December 31, 2003, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. At December 31, 2003, eight loans with an aggregate principal of $70,613 were over 90 days past
due but still accruing interest.   As of December 31, 2003, one loan with an
aggregate principal balance of $151,386 was considered to be "troubled-debt restructured," and seven loans with an aggregate balance of $105,752 were on non-accrual status.


SUMMARY OF LOAN LOSS EXPERIENCE

     An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

            ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                       Year Ended           Year Ended
                                    December 31, 2003    December 31, 2002
                                    -----------------    -----------------
                                             (Dollars in thousands)
  Balance at beginning of period        $1,722               $1,565
                                         -----                -----
  Charge-offs:
     Real estate loans                    (120)                 (51)
     Installments and
      other loans to individuals           (65)                 (55)
     Commercial loans                       (7)                 (39)
  Recoveries                                11                   62
                                         -----                -----
  Net charge-offs                         (181)                 (83)
  Additions charged to operations          420                  240
                                         -----                -----
  Balance at end of period              $1,961               $1,722
                                         =====                =====

  Ratio of net charge-offs during
   the period to average loans
   outstanding during the period           .11%                 .06%
                                           ====                 ====

     At December 31, 2003 and 2002 the allowance was allocated as follows:

                                    At December 31, 2003  At December 31, 2002
                                    --------------------  --------------------
                                                Percent               Percent
                                                of loans              of loans
                                                in each               in each
                                                category              category
                                                 to total              to total
                                      Amount     loans       Amount    loans
                                      ------     --------    ------    --------
                                                (Dollars in thousands)
Commercial, Financial
 and Agricultural                     $  590       23.8%     $  490      22.2%
Real Estate - Construction               150        5.4%        190       7.4%
Real Estate - Mortgage                   990       64.5%        870      64.5%
Installment and Other
 Loans to Individuals                    220        6.3%        150       5.9%
Unallocated                               11        N/A          22       N/A
                                       -----        ---       -----       ---
Total                                 $1,961        100%     $1,722       100%
                                       =====        ===       =====       ===


LOAN LOSS RESERVE

     As of December 31, 2003, 23.8% of outstanding loans were in the category of commercial loans, which includes commercial, industrial and agricultural loans. Although commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio, 93.5% of these commercial loans at December 31, 2003 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

     The Bank's consumer loan portfolio is also well secured. At December 31, 2003, 88.3% of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

     Real estate mortgage loans constituted 64.5% of outstanding loans at December 31, 2003. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

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


INVESTMENTS

     As of December 31, 2003, investment securities comprised approximately 4.6% of the Bank's assets and net loans comprised approximately 87.5% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the dates indicated, the book value of the Bank's investments. All securities held at December 31, 2003 and 2002 were categorized as available for sale.

                                                   December 31,
                                               --------------------
                                                2003          2002
                                                ----          ----
                                                   (In thousands)
     Obligations of U.S.
      Treasury and other U.S. Agencies         $7,691        $6,128
     Corporate equity                             240           240
     Other securities                             400           450
     Federal Reserve Bank and
      Federal Home Loan Bank Stock              1,080           840
                                                -----         -----
          Total                                $9,411        $7,658
                                                =====         =====

     The following table indicates as of December 31, 2003 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                At December 31, 2003
                                                --------------------
                                                             Weighted
                                                              Average
                                               Amount          Yield
                                               ------         -------
                                               (Dollars in thousands)
     Obligations of U.S.
     Treasury and other U.S. Agencies:
        0 - 1 year                             $2,364          2.1%
        Over 1 through 5 years                  3,920          3.5%
        Over 5 through 10 years                 1,407          4.4%
     Other securities:
        0 - 1 year                                --
        Over 1 through 5 years                    --
        Over 5 through 10 years                   400          9.5%
     Federal Reserve Bank and Federal
      Home Loan Bank Stock, no maturity         1,080          4.9%
     Corporate equity, no maturity                240          1.0%
                                                -----          ----
          Total                                $9,411          3.6%
                                                =====          ====


RETURN ON EQUITY AND ASSETS

     Returns on average consolidated assets and average consolidated equity for the periods indicated were as follows:

                                                     Year Ended
                                                    December 31,
                                                --------------------
                                                 2003          2002
                                                 ----          ----
     Return on average assets                    1.02%         1.03%
     Return on average equity                   11.9 %        12.0 %
     Average equity to average assets ratio      8.5 %         8.6 %
     Dividend payout ratio                      33.2 %        32.5 %


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

     The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2003, the Bank had outstanding participations totaling $10,311,103.


DATA PROCESSING

     The Bank performs a full range of data processing services internally, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.


EMPLOYEES

     At March 15, 2004, the Bank employed 43 persons on a full-time basis, including 15 officers, and 3 persons on a part-time basis.


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


RECENT SIGNIFICANT CHANGES IN BANKING LAWS AND REGULATIONS

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Act") to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the "SEC");
(ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

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

     The Company does not own or lease any real property.



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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     No matter was submitted during the quarter ended December 31, 2003 to a vote of security holders of the Company.



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  --------------------------------------------------------

MARKET INFORMATION

     The Company's common stock is quoted in the "pink sheets." The following table sets forth the high and low bid prices for the Company's common stock during 2002, as reported in the pink sheets. These prices reflect inter-dealer quotations without retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

                                         High            Low
                                         ----            ---
                 2002
                 ----
                 First quarter         $17.00          $14.50
                 Second quarter         22.00           15.00
                 Third quarter          21.25           18.00
                 Fourth quarter         22.00           18.00

                 2003
                 ----
                 First quarter         $22.00          $19.00
                 Second quarter         22.00           19.50
                 Third quarter          22.00           20.00
                 Fourth quarter         22.00           21.00


HOLDERS OF COMMON STOCK

     As of December 31, 2003, the number of holders of record of the Company's common stock was 675.


DIVIDENDS

     The Company paid a cash dividend of $0.40 per share in June 2002 and a cash dividend of $0.45 per share in June 2003. Future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

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



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein.


OVERVIEW

     The Company's results of operations are largely dependent on interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, borrowings, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

     For 2003, the Company anticipated a higher net interest income as the Bank continued to expand its base of earning assets. While it was evident early on that interest rates would not increase, management was confident in its ability to reduce the Bank's cost of funds faster than the reduction in the yield on earning assets. This coupled with an expansion in earning assets would compensate for the anticipated compression in the net yield on earning assets.

     To mitigate the impact of a declining interest rate environment, the Company focused on non-interest income opportunities, especially fee income from JPC and TNBF. The Company also focused on reducing its cost of funds as rates continued to decline. Management believes that it was successful on both fronts, as fee income increased by $709,000 to $2,075,000, and interest expense was reduced by $672,000 to $3,574,000.

     Looking ahead to 2004, the Company expects continued compression in the net yield on earning assets. Management plans to mitigate the impact of the continued compression with prudent asset growth, non-interest income growth generation, and expense control. Additionally, there are a number of initiatives that are expected to contribute to 2004 and beyond. These initiatives include:

  * combining the operations of JPC with TNBF to achieve higher productivity and lower costs; and
  * investment in additional new business development capabilities and process improvements within the lending area.


CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

     ALLOWANCE FOR LOAN LOSSES. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charge-off and reduced by loans charged-off. For a full discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see the "Allowance for Loan Losses" discussion below, as well as Note 2 in the Company's consolidated financial statements included in this Report.

     INCOME TAXES. The Company estimates income tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 13 of the consolidated financial statements. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of its tax position. Although the Company uses available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws influencing the Company's overall tax position.

     VALUATION OF GOODWILL/INTANGIBLE ASSETS AND ANALYSIS FOR IMPAIRMENT. In its endeavor to enhance shareholders' value, the Company acquired Joseph Parker & Co., Inc. ("JPC") in July 2002. JPC is a well established money management firm with approximately $200 million under management. The Company utilized the purchase method to reflect the acquisition of JPC. Accordingly, the Company was required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios.


RESULTS OF OPERATIONS

     For 2003, total assets grew by $20.1 million to $205.5 million. Cash and cash equivalents decreased by $7.0 million to $6.5 million; securities grew by $1.8 million to $9.4 million; loans expanded by $24.8 million to $179.7 million; and all remaining assets grew by $.5 million to $9.8 million.

     To fund the growth in assets, the Company was able to increase deposits by $11.6 million to $165.5 million; borrowings grew by $4.7 million to $19.9 million; federal funds purchased grew by $2.3 million to $2.3 million; and the equity accounts expanded by $1.5 million to $17.3 million.

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

     Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the period indicated.

                                 Year Ended                Year Ended
                              December 31, 2003         December 31, 2002
                              -----------------         -----------------
                                   Interest                   Interest
                           Average  Income/  Yield/   Average  Income/ Yield/
                           Balance  Expense   Cost    Balance  Expense  Cost
                           -------  -------   ----    -------  -------  ----
                                        (Dollars in thousands)
Federal funds sold         $  5,405  $    56  1.04%  $  4,443  $    78  1.76%
Securities                    8,022      298  3.71%     7,636      403  5.28%
Loans, net                  166,639   10,091  6.06%   146,018    9,628  6.59%
                            -------   ------          -------   ------
   Total earning assets    $180,066  $10,445  5.80%  $158,097  $10,109  6.39%
                            =======   ======          =======   ======

Interest bearing deposits  $140,765  $ 2,877  2.04%  $125,607  $ 3,724  2.96%
Other borrowings             16,595      697  4.20%    12,230      522  4.27%
                            -------   ------          -------   ------
   Total interest
   -bearing liabilities    $157,360  $ 3,574  2.27%  $137,837  $ 4,246  3.08%
                            =======   ======          =======   ======

Net yield on earning assets                   3.82%                     3.71%

     Net yield on interest-earning assets for 2003 and 2002 was 3.82% and 3.71%, respectively. The Company was able to increase its net yield on earning assets despite a general decline in the interest rate environment. This was achieved primarily due to a robust loan demand, and management's ability to reduce the cost of funds faster than the reduction in the yield on earning assets.

NON-INTEREST INCOME

     Non-interest income for 2003 and 2002 amounted to $2,074,606 and $1,365,950, respectively. As a percent of average assets, non-interest income increased from .80% in 2002 to 1.07% in 2003. The increase in non-interest income is primarily due to fee income generated by JPC for money management services, as well as fee income generated by TNBF for financial planning, trusts, wills, estates, and investments. The Bank was also able to increase service charges and other fees on deposit accounts.

     The following table summarizes the major components of non-interest income for the years ended December 31, 2003 and 2002.

                                            Year ended December 31,
                                            -----------------------
                                              2003            2002
                                              ----            ----
                                                 (In thousands)
   Service fees on deposit accounts         $   918         $   497
   Miscellaneous, other                         662             541
   Miscellaneous, other                         495             328
                                            -------         -------
      Total non-interest income             $ 2,075         $ 1,366
                                            =======         =======

NON-INTEREST EXPENSE

     Non-interest expense increased from $4,388,752 in 2002 to $5,499,396 in 2003. As a percent of total average assets, non-interest expense increased from 2.57% in 2002 to 2.86% in 2003. The increase is primarily due to costs associated with the expansion of TNBF and JPC. Management expects these costs to stabilize in 2004.

     The following table summarizes the major components of non-interest expense for 2003 and 2002.

                                            2003            2002
                                            ----            ----
                                               (In thousands)
     Salaries and benefits                $  3,035        $  2,261
     Data processing, ATM                      193             201
     Advertising and public relations          243             204
     Depreciation, amortization                430             353
     Other operating expenses                1,598           1,370
                                           -------         -------
        Total non-interest expense        $  5,499        $  4,389
                                           =======         =======

ALLOWANCE FOR LOAN LOSSES

     During 2003, the allowance for loan losses increased from $1,722,097 to $1,960,822. As a percent of gross loans, the allowance for loan losses declined from 1.10% in 2002 to 1.08% in 2003. Net charge-offs during 2003 amounted to $181,275, or .11% of average loans. During 2002, the allowance for loan losses increased from $1,564,769 to $1,722,097. As a percent of gross loans, the allowance for loan losses declined from 1.15% in 2001 to 1.10% in 2002. Net charge-offs during 2002 amounted to $83,000, or .06% of average loans. As of December 31, 2003, management considers the allowance for loan losses to be adequate to absorb future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


INTEREST RATE SENSITIVITY

     Net interest income, the Company's primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any time constitute interest rate sensitivity.

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

     The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at December 31, 2003 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of rate sensitivity.

                                   After
                                   three    After     After
                                   months    six       one
                                    but     months   year but
                          Within   within    but      within   After
                          three     six     within     five    five
                          months   months  one year    years   years   Total
                         ------   ------  --------  --------  -----    -----
                                     (Dollars in thousands)
EARNING ASSETS
Loans                   $ 81,373 $ 16,005  $ 10,048  $70,646 $ 3,639  $181,711
Available-for-sale
 securities                 --        709     1,656    3,919   3,127     9,411
Federal funds sold           390     --        --       --      --         390
                         -------  -------   -------   ------  ------   -------
Total earning assets    $ 81,763 $ 16,714  $ 11,704  $74,565 $ 6,766  $191,512
                         =======  =======   =======   ======  ======   =======

SUPPORTING SOURCE OF FUNDS
Federal funds
  purchased             $  2,264 $   --    $   --    $  --   $  --    $  2,264
Interest-bearing demand
  deposits and savings    93,082     --        --       --      --      93,082
Certificates,
  less than $100M         14,115    7,388     4,822    5,375    --      31,700
Certificates,
  $100M and over           6,710    3,110     4,187    4,718    --      18,725
Borrowings                    83      357       167    6,442  12,845    19,894
                         -------  -------   -------   ------  ------   -------
Total interest-
  bearing liabilities   $116,254 $ 10,855  $  9,176  $16,535 $12,845  $165,665
                          ======  =======   =======   ======  ======   =======

Interest rate
  sensitivity gap       $(34,491) $  5,859  $  2,528  $58,030 $(6,079) $25,847

Cumulative gap          $(34,491) $(28,632) $(26,104) $31,926 $25,847  $25,847

Interest rate
  sensitivity gap ratio    0.70      1.54      1.28     4.51    0.53     1.16

Cumulative interest rate
  sensitivity gap ratio    0.70      0.77      0.81     1.21    1.16     1.16

     As evidenced by the table above, at December 31, 2003, the Company was liability sensitive up to one year, and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rates would reduce income for one year and increase income thereafter. Conversely, a decline in interest rates would increase income for one year and decrease income thereafter. This, however, assumes that all other factors affecting income remain constant.

     As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. This strategy includes anticipations of future interest rate movements.


LIQUIDITY

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity is its ability to maintain and increase deposits through the Bank. Deposits grew by $11.6 million during 2003 and by $21.2 million in 2002.

     Below are the pertinent liquidity balances and ratios at December 31, 2003 and 2002:

                                     December 31, 2003    December 31, 2002
                                     -----------------    -----------------
                                              (Dollars in thousands)
  Cash and cash equivalents              $ 6,531              $13,542
  Securities                               9,411                7,658
  CDs, over $100,000
   to total deposits ratio                 11.3%                14.1%
  Loan to deposit ratio                   108.6%               100.6%
  Brokered deposits                        --                   --

     Cash and cash equivalents are the primary source of liquidity. At December 31, 2003, cash and cash equivalents amounted to $6.5 million, representing 3.2% of total assets. Securities available for sale provide a secondary source of liquidity. At December 31, 2003, total securities amounted to $9.4 million, representing 4.6% of total assets.

     At December 31, 2003, large denomination certificates accounted for 11.3% of total deposits. As a percent of total deposits, large denomination certificates declined from 14.1% in 2002 to 11.3% in 2003. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the large denomination CDs were obtained from Bank customers residing in Thomas County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Thomas County, as outside depositors are believed to be more likely to be interest rate sensitive.

     Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2003, the Company had no brokered deposits in its portfolio.

     Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.


OFF-BALANCE SHEET ARRANGEMENTS

     In the normal course of business, the Bank enters into certain off-balance sheet transactions that are connected with meeting the financing needs of its customers. These off-balance sheet arrangements consist of letters of credit and commitments to extend credit.

     At December 31, 2003 and 2002, the Company had unused loan commitments of approximately $21.2 million and $17.6 million, respectively. Additionally, standby letters of credit of approximately $2,732,500 and $988,000 were outstanding at December 31, 2003 and 2002, respectively. The majority of these commitments are collateralized by various assets. No material losses are anticipated as a result of these transactions.


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

     The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2003:

                                                          Minimum
                                                         Regulatory
                                    December 31, 2003    Requirement
                                    -----------------    -----------
 Bank
 ----
 Tier 1 Capital                            9.9%              4.0%
 Tier 2 Capital                            1.3%              N/A
    Total risk-based capital ratio        11.2%              8.0%
 Leverage ratio                            8.1%              3.0%

 Company - Consolidated
 ----------------------
 Tier 1 Capital                           10.5%              4.0%
 Tier 2 Capital                            1.2%              N/A
    Total risk-based capital ratio        11.7%              8.0%
 Leverage ratio                            8.6%              3.0%

     The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.



ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

     The following financial statements are filed as Exhibit 99.1 to this report and are incorporated herein by reference:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 2003 and 2002

     Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

     There has been no occurrence requiring a response to this Item.



ITEM 8A.  CONTROLS AND PROCEDURES
--------  -----------------------

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the Company's principal executive, financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures as of December31, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company's Securities and Exchange Commission's filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date management carried out this evaluation.



                                 PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------  -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

     The information relating to directors and executive officers of the Company contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders (the "2004 Proxy Statement") is incorporated herein by reference.



ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

     The information relating to executive compensation contained in the 2004 Proxy Statement is incorporated herein by reference.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management contained in the 2004 Proxy Statement is incorporated herein by reference.

     With the exception of the equity compensation plan information provided below, the information relating to this item contained in the 2004 Proxy Statement is incorporated herein by reference.

                                                                    Number of
                                                                    securities
                                   Number of                         remaining
                                  securities         Weighted-       available
                                     to be            average       for future
                                  issued upon         exercise       issuance
                                  exercise of         price of      under equity
                                  outstanding        outstanding    compensation
         Plan Category              options            options         plans
         -------------              -------            -------         -----
Equity compensation plans not
 approved by security holders
 (employee stock options)            9,600             $16.77             0

Employee compensation plans
 approved by security holders          0                  -               0

Total                                9,600             $16.77             0



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     The information relating to certain relationships and related transactions contained in the 2004 Proxy Statement is incorporated herein by reference.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------  --------------------------------

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

 EXHIBIT NO.                 DESCRIPTION OF EXHIBIT
 -----------                 ----------------------

   *3.1     -   Articles of Incorporation of the Company (SB-2)

   *3.2     -   Bylaws of the Company (SB-2)

  *10.1     -   Employment Agreement dated January 14, 1998 between the Company and Stephen H. Cheney (1998 SB-2)

  *10.2     -   Employment Agreement dated January 14, 1998 between the Company and Charles H. Hodges, III (1998 SB-2)

  *10.3     -   2000 Directors' Compensation Plan (2000 10-K)

   14.1     -   Code of Ethics

   21.1     -   Subsidiaries of the Registrant

   31.1     -   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1     -   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.1     -   Consolidated Financial Statements

  (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------  --------------------------------------

     The information relating to principal accountant fees and services contained in the 2004 Proxy Statement is incorporated herein by reference.



                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THOMASVILLE BANCSHARES, INC.

Dated:  March 25, 2004             By: /s/ Stephen H. Cheney
                                       --------------------------------------
                                       Stephen H. Cheney
                                       President and Chief Executive Officer
                                       (principal executive, financial and
                                        accounting officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

/s/ Stephen H. Cheney                President, Chief Executive   March 25, 2004
-----------------------------------  Officer and Director
Stephen H. Cheney

/s/ Charles H. Hodges, III           Executive Vice President     March 25, 2004
-----------------------------------  and Director
Charles H. Hodges, III

/s/ Charles A. Balfour               Director                     March 25, 2004
-----------------------------------
Charles A. Balfour

/s/ David A. Cone                    Director                     March 25, 2004
-----------------------------------
David A. Cone

/s/ Charles E. Hancock, M.D.         Director                     March 25, 2004
-----------------------------------
Charles E. Hancock, M.D.

/s/ Harold L. Jackson                Director                     March 25, 2004
-----------------------------------
Harold L. Jackson

/s/ David O. Lewis                   Director                     March 25, 2004
-----------------------------------
David O. Lewis

/s/ Charles W. McKinnon, Jr.         Director                     March 25, 2004
-----------------------------------
Charles W. McKinnon, Jr.

/s/ Randall L. Moore                 Director                     March 25, 2004
-----------------------------------
Randall L. Moore

/s/ Diane W. Parker                  Director                     March 25, 2004
-----------------------------------
Diane W. Parker

/s/ Cochran A. Scott, Jr.            Director                     March 25, 2004
-----------------------------------
Cochran A. Scott, Jr.

/s/ Richard L. Singletary, Jr.       Director                     March 25, 2004
-----------------------------------
Richard L. Singletary, Jr.



                                    EXHIBIT INDEX
                                    -------------

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
  *3.1      -       Articles of Incorporation of the Company (SB-2)

  *3.2      -       Bylaws of the Company (SB-2)

 *10.1      -       Employment Agreement dated January 14, 1998 between the
                    Company and Stephen H. Cheney (1998 SB-2)

 *10.2      -       Employment Agreement dated January 14, 1998 between the
                    Company and Charles H. Hodges, III (1998 SB-2)

 *10.3      -       2000 Directors' Compensation Plan (2000 10-K)

  14.1      -       Code of Ethics

  21.1      -       Subsidiaries of the Registrant

  31.1      -       Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002

  32.1      -       Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

  99.1      -       Consolidated Financial Statements