Form 10QSB
period 2004-03-31
THOMASVILLE BANCSHARES INC
filed 2004-05-17
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                        ---------------------------
                                FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2004.

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

	Common stock, $1.00 par value per share 1,467,352 shares issued and outstanding as of May 14, 2004.

	Transitional small business disclosure format (check one):
     Yes               No   X
          --------        -----------



                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                       THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                            March 31,     December 31,
                                              2004           2003
ASSETS                                     (Unaudited)    (Unaudited)
------                                     -----------    -----------

Cash and due from banks                   $  4,315,815    $  6,142,076
Federal funds sold                             457,283         389,703
                                          ------------    ------------
  Total cash and cash equivalents         $  4,773,098    $  6,531,779
                                          ------------    ------------
Investment securities:
 Securities available-for-sale,
 at market value                          $ 12,444,661    $  9,410,892
Loans, net                                 185,971,011     179,749,910
Property & equipment, net                    4,282,765       4,281,826
Goodwill                                     3,417,259       3,417,259
Other assets                                 2,241,892       2,098,506
                                          ------------    ------------
  Total Assets                            $213,130,686    $205,490,172
                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits            $ 18,780,444    $ 21,993,126
 Interest bearing deposits                 144,258,699     143,506,633
                                          ------------    ------------
  Total deposits                          $163,039,143    $165,499,759
Federal funds purchased                      2,316,000       2,264,000
Borrowings                                  28,748,840      19,893,654
Other liabilities                              993,989         531,253
                                          ------------    ------------
 Total Liabilities                        $195,097,972    $188,188,666
                                          ------------    ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,467,352
 (2004) and 1,467,038 (2003)
 shares issued & outstanding              $  1,467,352    $  1,467,038
Paid-in-capital                              9,122,658       9,082,318
Retained earnings                            7,406,032       6,759,183
Accumulated other
 comprehensive income                           36,672          (7,033)
                                          ------------    ------------
 Total Shareholders' Equity               $ 18,032,714    $ 17,301,506
                                          ------------    ------------
 Total Liabilities and
  Shareholders' Equity                    $213,130,686    $205,490,172
                                          ============    ============


            Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              For the three months
                                                 ended March 31,
                                          ---------------------------
                                             2004            2003
                                             ----            ----
Interest income                           $2,730,747       $2,544,067
Interest expense                             836,086          906,683
                                          ----------       ----------
Net interest income                       $1,894,661       $1,637,384

Provision for possible loan losses           105,000           80,000
                                          ----------       ----------
Net interest income after provision
 for possible loan losses                 $1,789,661       $1,557,384
                                          ----------       ----------

Other income
 Service charges                          $   43,482       $   44,315
 Other fees                                  565,631          463,514
 Gain on sale of asset                        -  -                964
 Gain from settlement of securities           -  -                134
                                          ----------       ----------
  Total other income                      $  609,113       $  508,927
                                          ----------       ----------

Operating expenses
 Salaries and benefits                    $  773,425       $  688,589
 Advertising and public relations             64,625           42,230
 Depreciation                                105,585          100,636
 Regulatory fees and assessments              24,549           23,432
 Other operating expenses                    432,375          374,825
                                          ----------       ----------
  Total operating expenses                $1,400,559       $1,229,712
                                          ----------       ----------

Net income before taxes                   $  998,215       $  836,599

Income taxes                                 351,366          290,874
                                          ----------       ----------

Net income                                $  646,849       $  545,725
                                          ==========       ==========

Basic income per share                    $      .44       $      .38
                                          ==========       ==========

Diluted income per share                  $      .44       $      .36
                                          ==========       ==========


          Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                 Three Months Ended
                                                      March 31,
                                            ----------------------------
                                                2004             2003
                                                ----             ----
Cash flows from operating activities:       $ 1,197,950      $ 1,011,754
                                            -----------      -----------

Cash flows from Investing Activities:
  Purchase of fixed assets                  $  (106,524)     $  (160,696)
  (Increase) in loans                        (6,326,101)      (5,860,645)
  Purchase of securities, AFS                (3,011,250)        (328,201)
  Maturities, calls, paydowns, AFS               -  -          1,650,000
                                            -----------      -----------
Net cash used by investing activities       $(9,443,875)     $(4,699,542)
                                            -----------      -----------

Cash flows from Financing Activities:
  Increase in borrowings                    $ 8,907,186      $ 5,992,189
  (Decrease) in deposits                     (2,460,616)      (6,328,443)
  401K plan stock funding, 314 shares             6,820            -  -
  Options, restricted stock                      33,834           22,350
                                            -----------      -----------
Net cash used by financing activities       $ 6,487,224      $  (313,904)
                                            -----------      -----------

Net (decrease) in cash
 and cash equivalents                       $(1,758,701)     $(4,001,692)
Cash and cash equivalents,
 beginning of period                          6,531,799       13,541,634
                                            -----------      -----------
Cash and cash equivalents,
 end of period                              $ 4,773,098      $ 9,539,942
                                            ===========      ===========


             Refer to notes to the consolidated financial statements.



                        THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
          FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2004


                                                         Accumulated
                Common Stock                               Other
             -------------------     Paid in   Retained Comprehensive
             Shares    Par Value     Capital   Earnings    Income     Total
             ------    ---------     -------   --------    ------      -----
Balance,
 December 31,
 2002       1,443,558 $ 1,443,558 $ 8,761,714 $5,452,079 $  51,389  $15,708,740
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 Mar. 31,
 2003          - -         - -          - -      545,725     - -        545,725

Net unrealized
 (loss) on
 securities, three-
 month period
 ended Mar. 31,
 2003          - -         - -          - -         - -     (4,200)      (4,200)
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -       545,725    (4,200)     541,525

Stock options,
 restricted
 stock           - -         - -       22,350      - -        - -        22,350

            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Mar. 31,
 2003       1,443,558 $ 1,443,558 $ 8,784,064 $5,997,804 $  47,189  $16,272,615
            =========  ==========  ==========  =========  ========   ==========

-----------------------------------------------------

Balance,
 Dec 31,
 2003       1,467,038 $ 1,467,038 $ 9,082,318 $6,759,183 $  (7,033) $17,301,506
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 three-month
 period ended
 Mar. 31, 2004   - -         - -       - -       646,849      - -       646,849

Net unrealized
 gain on
 securities,
 three-month
 period ended
 Mar. 31, 2004   - -         - -       - -         - -      43,705       43,705
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -       646,849    43,705      690,554

Sale of
 314 shares
 to employee
 401K plan        314         314       6,506      - -        - -         6,820

Stock options,
 restricted
 stock
 (1,615
 options)        - -         - -       33,834      - -        - -        33,834
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Mar. 31,
 2004       1,467,352 $ 1,467,352 $ 9,122,658 $7,406,032 $  36,672  $18,032,714
            =========  ==========  ==========  =========  ========   ==========


         Refer to notes to the consolidated financial statements.



                      THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 2004


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2003.


NOTE 2 - SUMMARY OF ORGANIZATION

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was organized in January 1995 for a then proposed de novo bank, Thomasville National Bank, Thomasville, Georgia (the "Bank"). The Bank commenced operations in October 1995. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank also offers trust services to its community. The Bank operates from two banking offices, both in Thomasville, Georgia.
The Bank's depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation, subject to certain limitations imposed by the FDIC. In addition to the Bank, the Company has one other subsidiary, Joseph Parker & Company, Inc. ("JPC"), through which it provides investment advisory services.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. As of March 31, 2004, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46.

     In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation's provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider
(a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The revised Interpretation is effective for financial statements of periods ending after March 15, 2004. Adoption of the revised FIN 46 did not have an adverse effect on the Company's financial position, results of operations, or liquidity.

     SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Adoption of SFAS No. 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

     SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." In May 2003, the FASB issued SFAS No. 150, which establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified. Certain financial instruments with characteristics of both liabilities and equity will be required to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life subsidiaries that have been indefinitely deferred from the scope of the statements. Adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or liquidity.

     Statement of Position 03-3 ("SOP 03-3"): "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position, results of operations or liquidity.

     In December 2003, the FASB issued a revision of SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. Most of the provisions of the revised statements are effective for fiscal years ending after December 15, 2003. The Statement requires more detailed disclosures about plan assets, investment strategies, benefit obligations, cash flows, and the assumptions used in accounting for the plans. Adoption of the revision to SFAS No. 132 will not have a material impact on the Company's financial position, results of operations or liquidity.

     On December 11, 2003, the SEC Staff announced its intention to release a Staff Accounting Bulletin in order to clarify existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to Derivative Implementation Group Issue C-13, When a Loan Commitment is included in Scope of Statement 133. The new guidance is expected to require all registrants to begin accounting for these commitments subject to SFAS No. 133 as written options that would be reported as liabilities until they are exercised or expire. The provisions of this guidance are expected to be effective for loan commitments entered into after March 31, 2004. Management intends to adopt the provisions of this guidance effective April 1, 2004 and does not anticipate that the adoption will have a materially adverse effect on the Company's financial position, results of operations or liquidity.



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

     In July 2002, the Company acquired all of the issued and outstanding capital stock of Joseph Parker & Company, Inc. ("JPC"), a Georgia corporation and federally registered investment advisory firm located in Thomasville, Georgia. JPC provides investment management services primarily to individuals and businesses located in Georgia and Florida.

     In September 2001, the Bank formed an operating subsidiary, TNB Financial Services, Inc., a Georgia corporation with trust powers, to provide asset management services to clients located primarily in the Bank's market area.
On March 31, 2004, TNB Financial Services was merged with and into JPC.

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

     Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

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

     Valuation of Goodwill/Intangible Assets and Analysis for Impairment. The Company utilized the purchase method to reflect its acquisition of JPC. Accordingly, the Company was required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios.

     Additional information regarding these critical accounting policies is set forth in the notes to the Company's financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003.


FINANCIAL CONDITION

      Total consolidated assets increased by $7.6 million, to $213.1 million, during the three-month period ended March 31, 2004. Cash and cash equivalents declined by $1.8 million, to $4.8 million; investment securities increased by $3.0 million, to $12.4 million; loans increased by $6.2 million, to $186.0 million; and other assets increased by $.2 million, to $2.2 million. To fund the growth in assets, wholesale funding sources, such as FHLB borrowings, increased by $8.9 million, to $28.7 million; other liabilities increased by $.5 million, to $1.0 million; total deposits decreased by $2.5 million, to $163.0 million; and the capital accounts increased by $.7 million, to $18.0 million.

Liquidity and Capital Resources

      Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The
March 31, 2004 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.8 million, representing 2.2% of total assets. Investment securities, which amounted to $12.4 million, or 5.8% of total assets, provide a secondary source of liquidity because securities can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

      The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's         Minimum required
                        March 31, 2004      by regulator
                        --------------     ----------------
Leverage ratio                8.1%               4.0%
Risk weighted ratio          11.1%               8.0%

      As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.

Off-Balance Sheet Arrangements

      In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

      Following is an analysis of significant off-balance sheet financial instruments at March 31, 2004 and December 31, 2003.

                                              At              At
                                           March 31,      December 31,
                                             2004            2003
                                             ----            ----
                                                (In thousands)

Commitments to extend credit              $ 26,199         $ 21,200
Standby letters of credit                    2,993            2,732
                                           -------          -------
                                          $ 29,192         $ 23,932
                                           =======          =======


RESULTS OF OPERATIONS

      For the three-month periods ended March 31, 2004 and 2003, net income amounted to $646,849 and $545,725, respectively. On a per share basis, basic and diluted income for the three-month period ended March 31, 2004 amounted to $.44. For the three-month period ended March 31, 2003, basic and diluted income per share amounted to $.38 and $.36, respectively. The factors primarily affecting the Company's results of operations for the first quarter of 2004 as compared to the first quarter of 2003 are discussed below:

a. Interest income, the most significant revenue item, increased from $2,544,064 for the three-month period ended March 31, 2003 to $2,730,747 for the three-month period ended March 31, 2004, representing an annual growth rate of 7.3%. The increase was primarily due to the increase in average earning assets. Average earning assets grew from $168.6 million at March 31, 2003 to $195.6 million at March 31, 2004, an increase of $27.0 million, or 16.0%.

b. The yield on earning assets declined from 6.03% for the three-month period ended March 31, 2003 to 5.53% for the three-month period ended March 31, 2004. The cost of funds also declined, from 2.45% as of March 31, 2003 to 1.94% as of March 31, 2004.

c. Net interest income, representing the difference between interest received on interest-earning assets and interest paid on interest bearing liabilities, increased from $1,637,384 for the three-month period ended March 31, 2003 to $1,894,661 for the three-month period ended March 31, 2004, a net increase of $257,277, or 15.7%. For the three-month period ended March 31, 2004 and 2003, net yield on earning assets remained unchanged at 3.88%.

      The following presents, in a tabular form, the main components of interest-earning assets and interest bearing liabilities for the three-month period ended March 31, 2004.

                             (Dollars in 000's)

           Interest                            Interest
       Earning Assets/          Average        Income/      Yield/
     Bearing Liabilities        Balance         Cost         Cost
     -------------------        -------        --------     ------
     Federal funds sold       $   1,219       $      2        .75%
     Securities                   9,819             89       3.62%
     Loans                      184,519          2,640       5.72%
                              ---------       --------       ----
       Total                  $ 195,557       $  2,731       5.59%
                              =========       --------       ----

     Deposits and borrowings  $ 172,196       $    836       1.94%
                              =========       --------       ----

     Net interest income                      $  1,895
                                              ========

     Net yield on earning assets                             3.88%
                                                             ====

d.  Other income increased from $508,927 for the three-month period ended
    March 31, 2003 to $609,113 for the three-month period ended March 31, 2004. This increase is primarily due to fees charged by JPC for money management and other advisory fees. As a percentage of average total assets, other income increased from 1.10% for the three-month period ended March 31, 2003 to 1.16% for the three-month period ended March 31, 2004.

e. Total operating expenses increased from $1,229,712 for the three-month period ended March 31, 2003 to $1,400,559 for the three-month period ended March 31, 2004. As a percent of average total assets, total operating expenses increased from 2.65% for the three-month period ended March 31, 2003 to 2.68% for the three-month period ended March 31, 2004. The increase is mainly due to the added expense associated with the operations of JPC.

Allowance for Loan Losses
-------------------------

      At December 31, 2003, the allowance for loan losses amounted to $1,797,120. At March 31, 2004, the allowance amounted to $2,044,708. The allowance for loan losses, as a percent of gross loans, increased from 1.08% to 1.09% during the three-month period ended March 31, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

      The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.



ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

      Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (the Company's principal executive and financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2004 and, based on their evaluation, the Company's Chief Executive Officer concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in the Company's internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management noted no significant deficiencies in the design or operation of the Company's internal control over financial reporting and the Company's auditors were so advised.



                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a)  Exhibits.

          Exhibit
          Number                         Description
          -------                        -----------

           3.1 Articles of Incorporation of the Company (incorporated herein by referenced to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 33-91536)

           3.2 Bylaws of the Company (incorporated herein by referenced to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 33-91536)

           31.1 Certification Pursuant to Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                    Act Of 2002.

           32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 2004.



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


Date: May 14, 2004       BY: /s/ Stephen H. Cheney
      -----------------      ------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                             Officer)