Form 10QSB
period 2004-06-30
THOMASVILLE BANCSHARES INC
filed 2004-08-13
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                        ---------------------------
                                FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2004.

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

	Common stock, $1.00 par value per share 1,468,181 shares issued and outstanding as of August __, 2004.

	Transitional small business disclosure format (check one):
     Yes               No   X
          --------        -----------



                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                       THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                             June 30,     December 31,
                                              2004           2003
ASSETS                                     (Unaudited)    (Unaudited)
------                                     -----------    -----------

Cash and due from banks                   $  4,871,693    $  6,142,076
Federal funds sold                           2,290,334         389,703
                                          ------------    ------------
  Total cash and cash equivalents         $  7,162,027    $  6,531,779
                                          ------------    ------------
Investment securities:
 Securities available-for-sale,
 at market value                          $ 12,763,260    $  9,410,892
Loans, net                                 187,919,379     179,749,910
Property & equipment, net                    4,216,587       4,281,826
Goodwill                                     3,402,259       3,417,259
Other assets                                 2,639,272       2,098,506
                                          ------------    ------------
  Total Assets                            $218,102,784    $205,490,172
                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits            $ 24,500,692    $ 21,993,126
 Interest bearing deposits                 149,728,314     143,506,633
                                          ------------    ------------
  Total deposits                          $174,229,006    $165,499,759
Federal funds purchased                         -  -         2,264,000
Borrowings                                  24,640,507      19,893,654
Other liabilities                              709,336         531,253
                                          ------------    ------------
 Total Liabilities                        $199,578,849    $188,188,666
                                          ------------    ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 1,468,181
 (2004) and 1,467,038 (2003)
 shares issued & outstanding              $  1,468,181    $  1,467,038
Paid-in-capital                              9,172,663       9,082,318
Retained earnings                            8,036,358       6,759,183
Accumulated other
 comprehensive (loss)                         (153,267)         (7,033)
                                          ------------    ------------
 Total Shareholders' Equity               $ 18,523,935    $ 17,301,506
                                          ------------    ------------
 Total Liabilities and
  Shareholders' Equity                    $218,102,784    $205,490,172
                                          ============    ============


          Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        For the three months
                                           ended June 30,
                                      ------------------------
                                         2004          2003
                                         ----          ----
Interest income                       $2,805,492    $2,592,689
Interest expense                         858,418       923,051
                                       ---------     ---------

Net interest income                   $1,947,074    $1,669,638

Provision for possible loan losses       105,000        90,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $1,842,074    $1,579,638
                                       ---------     ---------

Other income
 Gain on sale of mortgage loans       $    6,175    $   14,446
 Gain on sale of assets                      834         -  -
 Service charges                          43,457        44,100
 Other fees                              584,719       462,783
                                       ---------     ---------
  Total other income                  $  635,185    $  521,329
                                       ---------     ---------

Salaries and benefits                 $  824,589    $  748,671
Advertising and public relations          50,050        43,789
Depreciation                             104,039       106,406
Regulatory fees and assessments           22,909        20,498
Other operating expenses                 465,146       440,975
                                       ---------     ---------
  Total operating expenses            $1,466,733    $1,360,339
                                       ---------     ---------

Net income before taxes               $1,010,526    $  740,628
Income taxes                             380,200       267,760
                                       ---------     ---------

Net income                            $  630,326    $  472,868
                                       =========     =========

Basic income per share                $      .43    $      .33
                                       =========     =========

Diluted income per share              $      .43    $      .32
                                       =========     =========

      Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         For the six months
                                           ended June 30,
                                      ------------------------
                                         2004          2003
                                         ----          ----
Interest income                       $5,536,239    $5,136,756
Interest expense                       1,694,504     1,829,734
                                       ---------     ---------

Net interest income                   $3,841,735    $3,307,022

Provision for possible loan losses       210,000       170,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $3,631,735    $3,137,022
                                       ---------     ---------

Other income
 Gain on sale of mortgage loans       $    6,175    $   14,446
 Gain on sale of assets                      834         1,098
 Service charges                          86,939        88,415
 Other fees                            1,150,350       926,297
                                       ---------     ---------
  Total other income                  $1,244,298    $1,030,256
                                       ---------     ---------

Salaries and benefits                 $1,598,014    $1,437,260
Advertising and public relations         114,675        86,019
Depreciation                             209,624       207,042
Regulatory fees and assessments           47,458        43,930
Other operating expenses                 897,521       815,800
                                       ---------     ---------
  Total operating expenses            $2,867,292    $2,590,051
                                       ---------     ---------

Net income before taxes               $2,008,741    $1,577,227
Income taxes                             731,566       558,634
                                       ---------     ---------

Net income                            $1,277,175    $1,018,593
                                       =========     =========

Basic income per share                $      .87    $      .71
                                       =========     =========

Diluted income per share              $      .87    $      .68
                                       =========     =========

    Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                              For the six-month period
                                                   Ended June 30,
                                            ---------------------------
                                                 2004           2003
                                                 ----           ----
Cash flows provided by operating activities $  1,264,955   $  2,193,270
                                             -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                  $   (144,385)  $   (232,476)
  Maturities, calls,
   paydowns, securities, AFS                   1,300,000      2,402,500
  Purchase of securities, AFS                 (4,714,441)    (3,173,729)
  (Increase) in loans                         (8,379,469)   (10,854,989)
                                             -----------    -----------
Net cash used by investing activities       $(11,938,295)  $(11,858,694)
                                             -----------    -----------

Cash flows from financing activities:
  Issuance of stock to 401(k)               $     25,497   $     -  -
  Options, restricted stock                       65,991         46,651
  Increase in borrowings                       2,482,853        909,223
  Increase in deposits                         8,729,247     10,674,541
  Payment of cash dividend                        -  -         (649,602)
                                             -----------    -----------
Net cash provided from
 financing activities                       $ 11,303,588   $ 10,980,813
                                             -----------    -----------

Net increase in cash and cash equivalents $ 630,248 $ 1,315,389 Cash and cash equivalents,
 beginning of period                           6,531,779     13,541,634
                                             -----------    -----------
Cash and cash equivalents, end of period    $  7,162,027   $ 14,857,023
                                             ===========    ===========

         Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
        FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2004

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
            =========  ==========  ==========  =========  ========   ==========

-----------------------------------------------------

Balance,
 December 31,
 2003       1,467,038 $ 1,467,038 $ 9,082,318 $6,759,183 $  (7,033) $17,301,506
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 six-month
 period ended
 June 30,
 2004          - -         - -          - -    1,277,175     - -      1,277,175

Net unrealized
 (loss) on
 securities, six-
 month period
 ended June 30,
 2004          - -         - -          - -         - -   (146,234)    (146,234)
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -     1,277,175  (146,234)   1,130,941

Sale of
 1,143 shares
 to employee
 401(k) plan    1,143       1,143      24,354      - -        - -        25,497

Stock options,
 restricted
 stock
 (2,707
 options)        - -         - -       65,991      - -        - -        65,991
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 June 30,
 2004       1,468,181 $ 1,468,181 $ 9,172,663 $8,036,358 $(153,267) $18,523,935
            =========  ==========  ==========  =========  ========   ==========

            Refer to notes to the consolidated financial statements.



                        THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              JUNE 30, 2004


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2003.


NOTE 2 - SUMMARY OF ORGANIZATION

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was organized in January 1995 for a then proposed de novo bank, Thomasville National Bank, Thomasville, Georgia (the "Bank"). The Bank commenced operations in October 1995. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank also offers trust services. The Bank operates from two banking offices in Thomasville, Georgia. The Bank's depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation, subject to certain limitations imposed by the FDIC. In addition to the Bank, the Company has one other subsidiary, TNB Financial Services, Inc. through which the Company offers brokerage and money management services.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. As of June 30, 2004, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Adoption of SFAS No. 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified. Certain financial instruments with characteristics of both liabilities and equity will be required to be classified as a liability.
This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life subsidiaries that have been indefinitely deferred from the scope of the statements. Adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or liquidity.

     In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued SOP 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," which requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged.
The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position, results of operations or liquidity.

     In December 2003, the FASB issued a revision of SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." Most of the provisions of the revised statements are effective for fiscal years ending after December 15, 2003. The Statement requires more detailed disclosures about plan assets, investment strategies, benefit obligations, cash flows, and the assumptions used in accounting for the plans. Adoption of the revision to SFAS No. 132 will not have a material impact on the Company's financial position, results of operations or liquidity.

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

     In September 2001, the Bank formed an operating subsidiary, TNB Financial Services, Inc., Georgia corporation with trust powers. TNB Financial Services provides asset management services to clients located primarily in the Bank's market area. On March 31, 2004, TNB Financial Services was liquidated, with all of its operations being transferred to the Bank.

      In July 2002, the Company acquired all of the issued and outstanding capital stock of Joseph Parker & Company, Inc. ("JPC"), a Georgia corporation and federally registered investment advisory firm located in Thomasville, Georgia.

      At June 30, 2004, the Bank and JPC together managed approximately $313.0 million in trust, agency and custody accounts.

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


CRITICAL ACCOUNTING POLICIES
----------------------------

      Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different financial results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, are as follows:


      Allowance for Loan Losses
      -------------------------

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


      Income Taxes
      ------------

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


      Valuation of Goodwill/Intangible Assets and Analysis for Impairment
      -------------------------------------------------------------------

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


FINANCIAL CONDITION
-------------------

	Total consolidated assets increased by $12.6 million to $218.1 million during the six-month period ended June 30, 2004. Cash and cash equivalents increased by $0.6 million to $7.2 million; investment securities increased by $3.4 million to $12.8 million; loans increased by $8.2 million to $187.9 million; and all other assets increased by $0.4 million to $10.2 million. For the six-month period ended June 30, 2004, total deposits increased by $8.7 million to $174.2 million; borrowings increased by $2.5 million to $24.6 million; and all other liabilities increased by $0.2 million to $0.7 million; and the capital accounts increased by $1.2 million to $18.5 million.


      Liquidity and Capital Resources
      -------------------------------

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The
June 30, 2004 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $7.2 million, representing
3.3% of total assets. Investment securities, which amounted to $12.8 million, or 5.9% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.
The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                                 Bank's           Regulatory
                             June 30, 2004         Minimum
                             -------------        ----------
     Leverage ratio               8.3%               4.0%
     Risk weighted ratio         11.3%               8.0%

As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.


      Allowance for Loan Losses
      -------------------------

      December 31, 2003, the allowance for loan losses amounted to $1,960,822. At June 30, 2004, the allowance amounted to $2,035,594. As a percent of gross loans, the allowance decreased from 1.08% to 1.07% during the six-month period ended June 30, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb estimated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

      The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


      Off-Balance Sheet Arrangements
      ------------------------------

      In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

Following is an analysis of significant off-balance sheet financial instruments at June 30, 2004 and December 31, 2003:

                                            At             At
                                         June 30,      December 31,
                                           2004           2003
                                         --------      ------------
                                             (In thousands)
      Commitments to extend credit       $27,626         $21,200
      Standby letters of credit            3,071           2,732
                                          ------          ------
                                         $30,697         $23,932
                                          ======          ======


RESULTS OF OPERATIONS
---------------------

     For the three-month periods ended June 30, 2004 and 2003, net income amounted to $630,326 and $472,868, respectively. On a per share basis, basic and diluted income for the three-month period ended June 30, 2004 were each $0.43. For the three-month period ended June 30, 2003, basic and diluted income per share, were $0.33 and $0.32, respectively. Management believes that the following facts are important to consider when comparing the results of the three-month period ended June 30, 2004 with the three-month period ended June 30, 2003:

a. Net interest income increased by approximately $277,000, while average earning assets increased by approximately $26.3 million, resulting in a 4.21% net yield on the increase in earning assets.

b. Although total assets increased by 15.5% during the one-year period ended June 30, 2004, net overhead expense, defined as non-interest expense less non-interest income, decreased from June 30, 2003 to June 30, 2004, from $839,010 to $831,548. This reflects a measured success in the Company's strategy of increasing non-interest income and holding the increase on non-interest expense to a minimum.

      Net income for the six-month period ended June 30, 2004 amounted to $1,277,175, or $0.87 per diluted share. For the six-month period ended June 30, 2003, net income amounted to $1,018,593, or $.68 per diluted share. Management believes that the following facts are important to consider when comparing the results of operations for the six-month period ended June 30, 2004 with the six-month period ended June 30, 2003:

a. Average total earning assets increased from $172.4 million for the six months ended June 30, 2003 to $198.7 million for the six months ended June 30, 2004. The net increase of $26.3 million represents a 15.3% increase in average earning assets over a twelve-month period.

b. The yield on earning assets declined from 5.96% for the six-month period ended June 30, 2003 to 5.57% for the six-month period ended June 30, 2004. This decline is mainly due to economic policies undertaken by the Federal Reserve Board. However, despite the decline in the yield on average earning assets, interest income increased from $5,136,756 for the six-month period ended June 30, 2003 to $5,536,239 for the six-month period ended June 30, 2004 as a results of the growth in average earning assets.

c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table presents the main components of interest earning assets and interest bearing liabilities for the six-month period ended June 30, 2004.

                                          (Dollars in 000's)
      Interest                                 Interest
   Earning Assets/              Average        Income/      Yield/
Bearing Liabilities             Balance         Cost         Cost
-------------------             -------         -----        ----
Federal funds sold            $   2,049       $      9        .88%
Securities                       11,045            201       3.64%
Loans                           185,653          5,326       5.74%
                               --------        -------       ----
  Total                       $ 198,747       $  5,536       5.57%
                               --------        -------       ----

Deposits and borrowings       $ 171,186       $  1,694       1.98%
                               --------        -------       ----

Net interest income                           $  3,842
                                               =======

Net yield on earning assets                                  3.87%
                                                             ====

Net interest income increased from $3,307,022 for the six-month period ended June 30, 2003 to $3,841,735 for the six-month period ended June 30, 2004, an increase of $534,713, or 16.2%. Net yield on earning assets increased from 3.84% for the six-month period ended June 30, 2003 to 3.87% for the six-month period ended June 30, 2004; the increase is attributable to two factors:

     (i)   The average cost of funds decreased by 44 basis points to 1.98%;
           and,

     (ii) the average yield on earning assets decreased by 39 basis points to 5.57%. The net yield on earning assets increased because the decline in the cost of funds outpaced the decline in the average yield on earning assets.

d. Other income increased from $1,030,256 for the six-month period ended June 30, 2003 to $1,244,298 for the six-month period ended June 30, 2004. As a percent of average total assets, other income increased from 1.14% for the six-month period ended June 30, 2003 to 1.19% for the six-month period ended June 30, 2004. The increase is primarily due to the growth in fee income in trust services as well as in money management services.

e. Total operating expenses increased from $2,590,051 for the six-month period ended June 30, 2003 to $2,867,292 for the six-month period ended June 30, 2004. As a percent of average total assets, total operating expenses declined from 2.87% for the six-month period ended June 30, 2003 to 2.74% for the six-month period ended June 30, 2004.



ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

      Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (the Company's principal executive and financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2004 and, based on their evaluation, the Company's Chief Executive Officer concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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



                   PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

The 2004 Annual Meeting of Shareholders of the Company was held on May 18, 2004. At the meeting, the following persons were elected as Class III directors to serve for a term of three years and until their successors are elected as qualified: David A. Cone, Charles W. McKinnon, Jr., Randall L. Moore, Cochran A. Scott, Jr., and J. Mark Parker.

The number of votes cast for and withheld with respect to the election of each nominee for director was as follows:

                                    Votes      Votes
                                     For      Withheld
                                     ---      --------
     David A. Cone                 1,007,726     0
     Charles W. McKinnon, Jr.      1,007,726     0
     Randall L. Moore              1,007,726     0
     Cochran A. Scott, Jr.         1,007,726     0
     J. Mark Parker                1,007,726     0

In addition, the shareholders of the Company ratified the appointment of Francis and Company, CPAs as auditors for the Company and its subsidiaries for the year ending December 31, 2004. The number of votes for, against and withheld with respect to the ratification of Francis and Company, CPAs was as follows:

                               Votes      Votes     Votes
                                For      Against   Withheld
                                ---      -------   --------
                             1,006,526     --       1,200

No other matters were presented or voted on at the Annual Meeting.

The following persons did not stand for reelection at the 2004 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting:
Charles E. Hancock, Charles H. Hodges, III, Harold L. Jackson, Diane W. Parker, Stephen H. Cheney, Charles A. Balfour, David O. Lewis, and Richard L. Singletary, Jr.


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

           32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 2004.



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


Date: August 13, 2004    By: /s/Stephen H. Cheney
      -----------------      ------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                             Officer)