Form 10QSB
period 2004-09-30
THOMASVILLE BANCSHARES INC
filed 2004-11-15
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                        ---------------------------
                                FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2004.

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

	Common stock, $1.00 par value per share 2,936,801 shares issued and outstanding as of November 7, 2004.

	Transitional small business disclosure format (check one):
     Yes               No   X
          --------        -----------



                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                       THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                          September 30,   December 31,
                                              2004           2003
ASSETS                                     (Unaudited)    (Unaudited)
------                                     -----------    -----------

Cash and due from banks                   $  6,103,486    $  6,142,076
Federal funds sold                           5,074,648         389,703
                                          ------------    ------------
  Total cash and cash equivalents         $ 11,178,134    $  6,531,779
                                          ------------    ------------
Investment securities:
 Securities available-for-sale,
 at market value                          $ 12,365,042    $  9,410,892
Loans, net                                 195,596,537     179,749,910
Property & equipment, net                    4,153,580       4,281,826
Goodwill, net                                3,387,259       3,417,259
Other assets                                 2,941,342       2,098,506
                                          ------------    ------------
  Total Assets                            $229,621,894    $205,490,172
                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits            $ 22,344,253    $ 21,993,126
 Interest bearing deposits                 166,049,636     143,506,633
                                          ------------    ------------
  Total deposits                          $188,393,889    $165,499,759
Federal funds purchased                         -  -         2,264,000
Borrowings                                  21,515,507      19,893,654
Other liabilities                              960,881         531,253
                                          ------------    ------------
 Total Liabilities                        $210,870,277    $188,188,666
                                          ------------    ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 2,936,801
 (2004) and 2,934,076 (2003)
 shares issued & outstanding              $  2,936,801    $  2,934,076
Paid-in-capital                              7,744,023       7,615,280
Retained earnings                            8,062,987       6,759,183
Accumulated other
 comprehensive (loss)                            7,806          (7,033)
                                          ------------    ------------
 Total Shareholders' Equity               $ 18,751,617    $ 17,301,506
                                          ------------    ------------
 Total Liabilities and
  Shareholders' Equity                    $229,621,894    $205,490,172
                                          ============    ============


          Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        For the three months
                                         ended September 30,
                                      ------------------------
                                         2004          2003
                                         ----          ----
Interest income                       $3,047,912    $2,634,409
Interest expense                         936,285       893,046
                                       ---------     ---------

Net interest income                   $2,111,627    $1,741,363

Provision for possible loan losses       105,000        90,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $2,006,627    $1,651,363
                                       ---------     ---------

Other income
 (Loss) on sale of mortgage loans     $   (6,175)   $  (14,446)
 Gain on sale of assets                   23,417        -  -
 Service charges                          43,960        45,073
 Other fees                              594,837       510,141
                                       ---------     ---------
  Total other income                  $  656,039    $  540,768
                                       ---------     ---------

Salaries and benefits                 $  788,897    $  786,973
Advertising and public relations          64,074        56,228
Depreciation                              94,507       112,176
Regulatory fees and assessments           23,203        21,792
Other operating expenses                 563,187       454,365
                                       ---------     ---------
  Total operating expenses            $1,533,868    $1,431,534
                                       ---------     ---------

Net income before taxes               $1,128,798    $  760,597
Income taxes                             426,806       265,843
                                       ---------     ---------

Net income                            $  701,992    $  494,754
                                       =========     =========

Basic income per share                $      .24    $      .17
                                       =========     =========

Diluted income per share              $      .23    $      .16
                                       =========     =========

      Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         For the nine months
                                         ended September 30,
                                      ------------------------
                                         2004          2003
                                         ----          ----
Interest income                       $8,584,151    $7,771,165
Interest expense                       2,630,789     2,722,780
                                       ---------     ---------

Net interest income                   $5,953,362    $5,048,385

Provision for possible loan losses       315,000       260,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $5,638,362    $4,788,385
                                       ---------     ---------

Other income
 Gain on sale of mortgage loans       $   -  -      $   -  -
 Gain on sale of assets                   24,251         1,098
 Service charges                         130,899       133,488
 Other income and fees                 1,745,187     1,436,438
                                       ---------     ---------
  Total other income                  $1,900,337    $1,571,024
                                       ---------     ---------

Salaries and benefits                 $2,386,911    $2,224,233
Advertising and public relations         178,749       142,247
Depreciation                             304,131       319,218
Regulatory fees and assessments           70,661        65,722
Other operating expenses               1,460,708     1,270,164
                                       ---------     ---------
  Total operating expenses            $4,401,160    $4,021,584
                                       ---------     ---------

Net income before taxes               $3,137,539    $2,337,825
Income taxes                           1,158,372       824,477
                                       ---------     ---------

Net income                            $1,979,167    $1,513,348
                                       =========     =========

Basic income per share                $      .67    $      .52
                                       =========     =========

Diluted income per share              $      .65    $      .50
                                       =========     =========

    Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                              For the nine-month period
                                                ended September 30,
                                            ---------------------------
                                                 2004           2003
                                                 ----           ----
Cash flows provided by operating activities $  2,282,066   $  1,722,966
                                             -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                  $   (175,885)  $   (514,110)
  Maturities, calls,
   paydowns, securities, AFS                   3,300,000      5,280,000
  Purchase of securities, AFS                 (6,306,287)    (6,428,262)
  (Increase) in loans                        (16,161,627)   (16,410,003)
                                             -----------    -----------
Net cash used by investing activities       $(19,343,799)  $(18,072,375)
                                             -----------    -----------

Cash flows from financing activities:
  Issuance of stock to 401(k)               $     30,358   $     -  -
  Options, restricted stock                      101,110         69,901
  (Decrease) in borrowings                      (642,147)      (173,903)
  Increase in deposits                        22,894,130     14,786,982
  Payment of cash dividend                      (675,363)      (649,602)
                                             -----------    -----------
Net cash provided from
 financing activities                       $ 21,708,088   $ 14,033,378
                                             -----------    -----------

Net increase in
 cash and cash equivalents                  $  4,646,355   $ (2,316,031)
Cash and cash equivalents,
 beginning of period                           6,531,779     13,541,634
                                             -----------    -----------
Cash and cash equivalents, end of period    $ 11,178,134   $ 11,225,603
                                             ===========    ===========

         Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
     FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2004

                                                       Accumulated
                Common Stock                               Other
             -------------------     Paid in   Retained Comprehensive
             Shares    Par Value     Capital   Earnings    Income     Total
             ------    ---------     -------   --------    ------      -----

Balance,
 December 31,
 2002       1,443,558 $ 1,443,558 $ 8,761,714 $5,452,079 $  51,389  $15,708,740
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 nine-month
 period ended
 Sept. 30,
 2003          - -         - -          - -    1,513,348     - -      1,513,348

Net unrealized
 (loss) on
 securities, nine-
 month period
 ended Sept. 30,
 2003          - -         - -          - -         - -    (57,758)     (57,758)
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -     1,513,348   (57,758)   1,455,590

Stock options,
 restricted
 stock           - -         - -       69,901      - -        - -        69,901

Dividends paid   - -         - -       - -      (649,602)     - -      (649,602)

To effect
 two-for
 -one stock
 split      1,443,558   1,443,558  (1,443,558)     - -        - -        -  -
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Sept. 30,
 2003       2,887,116 $ 2,887,116 $ 7,388,057 $6,315,825 $  (6,369) $16,584,629
            =========  ==========  ==========  =========  ========   ==========

-----------------------------------------------------

Balance,
 December 31,
 2003       1,467,038 $ 1,467,038 $ 9,082,318 $6,759,183 $  (7,033) $17,301,506
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 nine-month
 period ended
 Sept. 30,
 2004          - -         - -          - -    1,979,167     - -      1,979,167

Net unrealized
 gain on
 securities, nine-
 month period
 ended Sept. 30,
 2004          - -         - -          - -         - -     14,839       14,839
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -     1,979,167    14,839    1,994,006

Sale of
 1,334 shares
 to employee
 401(k) plan    1,334       1,334      28,390      - -        - -        29,724

To effect
 two-for
 -one stock
 split      1,468,372   1,468,372  (1,468,372)     - -        - -        -  -

Sale of
 57 shares
 to employee
 401(k) plan       57          57         577      - -        - -           634

Stock options,
 restricted
 stock
 (8,940
 options)        - -         - -      101,110      - -        - -       101,110

Dividends paid   - -         - -       - -      (675,363)     - -      (675,363)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Sept. 30,
 2004       2,936,744 $ 2,936,801 $ 7,744,023 $8,062,987 $   7,806  $18,751,617
            =========  ==========  ==========  =========  ========   ==========

            Refer to notes to the consolidated financial statements.



                        THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            SEPTEMBER 30, 2004


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.
These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2003.


NOTE 2 - SUMMARY OF ORGANIZATION

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was organized in January 1995 for a then proposed de novo bank, Thomasville National Bank, Thomasville, Georgia (the "Bank"). The Bank commenced operations in October 1995. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank also offers trust services. The Bank operates from two banking offices in Thomasville, Georgia, and depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation, subject to certain limitations imposed by the FDIC. In addition to the Bank, the Company has one other subsidiary, TNB Financial Services, Inc. through which the Company offers brokerage and money management services. On July 15,2004, the Company effected a two-for-one stock split.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. As of September 30, 2004, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46.

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

     In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued SOP 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," which requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. Adoption of SOP 03-3 did not have a material impact on the Company's financial position, results of operations or liquidity.

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

     On December 11, 2003, the SEC Staff announced its intention to release a Staff Accounting Bulletin in order to clarify existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to Derivative Implementation Group Issue C-13, When a Loan Commitment is included in Scope of Statement 133. The new guidance is expected to require all registrants to begin accounting for these commitments subject to SFAS No. 133 as written options that would be reported as liabilities until they are exercised or expire. The provisions of this guidance are effective for loan commitments entered into after March 31, 2004.



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

     In September 2001, the Bank formed an operating subsidiary, TNB Financial Services, Inc., a Georgia corporation with trust powers. On March 31, 2004, TNB Financial Services was liquidated, with all of its operations being transferred to the Bank. Accordingly, the trust services are still being offered by the Bank, but through a division rather than a subsidiary.

      In July 2002, the Company acquired all of the issued and outstanding capital stock of Joseph Parker & Company, Inc. ("JPC"), a Georgia corporation and federally registered investment advisory firm located in Thomasville, Georgia. In July 2004, JPC's name was changed to TNB Financial Services, Inc. ("TNBFS").

      At September 30, 2004, the Bank and TNBFS together managed approximately $329.0 million in trust, agency and custody accounts.

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


FINANCIAL CONDITION
-------------------

	Total consolidated assets increased by $24.1 million to $229.6 million during the nine-month period ended September 30, 2004. Cash and cash equivalents increased by $4.7 million to $11.2 million; investment securities increased by $3.0 million to $12.4 million; loans increased by $15.8 million to $195.6 million; and all other assets increased by $0.6 million to $10.5 million. For the nine-month period ended September 30, 2004, total deposits increased by $22.9 million to $188.4 million; borrowings increased by $0.6 million to $21.5 million; all other liabilities increased by $0.2 million to $1.0 million; and the capital accounts increased by $1.4 million to $18.7 million.


      Liquidity and Capital Resources
      -------------------------------

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2004 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $11.2 million, representing 4.9% of total assets. Investment securities, which amounted to $12.4 million, or 5.4% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

     The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                                 Bank's           Regulatory
                          September 30, 2004       Minimum
                          ------------------      ----------
     Leverage ratio               8.2%               4.0%
     Risk weighted ratio         10.9%               8.0%

As evidenced above, the Bank's capital ratios are well above the OCC's required minimums.


      Allowance for Loan Losses
      -------------------------

      December 31, 2003, the allowance for loan losses amounted to $1,960,822. At September 30, 2004, the allowance amounted to $2,066,276. As a percent of gross loans, the allowance decreased from 1.08% to 1.05% during the nine-month period ended September 30, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb estimated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     Following is an analysis of significant off-balance sheet financial instruments at September 30, 2004 and December 31, 2003:

                                            At             At
                                       September 30,   December 31,
                                           2004           2003
                                         --------      ------------
                                             (In thousands)
      Commitments to extend credit       $33,105         $21,200
      Standby letters of credit            4,425           2,732
                                          ------          ------
                                         $37,530         $23,932
                                          ======          ======


RESULTS OF OPERATIONS
---------------------

     For the three-month periods ended September 30, 2004 and 2003, net income amounted to $701,992 and $494,754, respectively. On a per share basis, basic and diluted income for the three-month period ended September 30, 2004 were $0.24 and $0.23, respectively. For the three-month period ended September 30, 2003, basic and diluted income per share, were $0.17 and $0.16, respectively. Management believes that the following facts are important to consider when comparing the results of the three-month period ended September 30, 2004 with the three-month period ended September 30, 2003:

a. Net interest income increased by approximately $370,000, while average earning assets increased by approximately $26.1 million, resulting in a 5.67% net yield on the increase in earning assets.

b. Although total assets increased by 14.1% during the one-year period ended September 30, 2004, net overhead expense, defined as non-interest expense less non-interest income, decreased from September 30, 2003 to September 30, 2004, from $891,000 to $878,000. This reflects a measured success in the Company's strategy of increasing non-interest income and holding the increase on non-interest expense to a minimum.

      Net income for the nine-month period ended September 30, 2004 amounted to $1,979,167, or $0.65 per diluted share. For the nine-month period ended September 30, 2003, net income amounted to $1,513,348, or $.50 per diluted share. Management believes that the following facts are important to consider when comparing the results of operations for the nine-month period ended September 30, 2004 with the nine-month period ended September 30, 2003:

a. Average total earning assets increased from $176.9 million for the nine months ended September 30, 2003 to $203.0 million for the nine months ended September 30, 2004. The net increase of $26.1 million represents a 14.8% increase in average earning assets over a twelve-month period.

b. The yield on earning assets declined from 5.86% for the nine-month period ended September 30, 2003 to 5.64% for the nine-month period ended September 30, 2004. This decline is mainly due to economic policies undertaken by the Federal Reserve Board. However, despite the decline in the yield on average earning assets, interest income increased from $7,771,165 for the nine-month period ended September 30, 2003 to $8,584,151 for the nine-month period ended September 30, 2004 as a result of the growth in average earning assets.

c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table presents the main components of interest earning assets and interest bearing liabilities for the nine-month period ended September 30, 2004.

                                          (Dollars in 000's)
      Interest                                 Interest
   Earning Assets/              Average        Income/      Yield/
Bearing Liabilities             Balance         Cost         Cost
-------------------             -------         -----        ----
Federal funds sold            $   1,821       $     14       1.03%
Securities                       11,775            321       3.63%
Loans                           189,382          8,249       5.81%
                               --------        -------       ----
  Total                       $ 202,978       $  8,584       5.64%
                               --------        -------       ----

Deposits and borrowings       $ 177,067       $  2,631       1.98%
                               --------        -------       ----

Net interest income                           $  5,953
                                               =======

Net yield on earning assets                                  3.91%
                                                             ====

Net interest income increased from $5,048,385 for the nine-month period ended September 30, 2003 to $5,953,362 for the nine-month period ended September 30, 2004, an increase of $904,977, or 17.9%. Net yield on earning assets increased from 3.80% for the nine-month period ended September 30, 2003 to 3.91% for the nine-month period ended September 30, 2004; the increase is attributable to two factors:

     (i)   The average cost of funds decreased by 36 basis points to 1.98%;
           and,

     (ii) the average yield on earning assets decreased by 22 basis points to 5.64%. The net yield on earning assets increased because the decline in the cost of funds outpaced the decline in the average yield on earning assets.

d. Other income increased from $1,571,024 for the nine-month period ended September 30, 2003 to $1,900,337 for the nine-month period ended September 30, 2004. As a percent of average total assets, other income increased from 1.08% for the nine-month period ended September 30, 2003 to 1.16% for the nine-month period ended September 30, 2004. The increase is primarily due to the growth in fee income in trust services as well as in money management services.

e. Total operating expenses increased from $4,021,584 for the nine-month period ended September 30, 2003 to $4,401,160 for the nine-month period ended September 30, 2004. As a percent of average total assets, total operating expenses declined from 2.77% for the nine-month period ended September 30, 2003 to 2.70% for the nine-month period ended September 30, 2004.



ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

      Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (the Company's principal executive and financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2004 and, based on their evaluation, the Company's Chief Executive Officer concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in the Company's internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                   PART II. OTHER INFORMATION

Item 6.  Exhibits
-------  --------

     The following exhibits are filed with this report.

          Exhibit
          Number                         Description
          -------                        -----------

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


Date: November 15, 2004  By: /s/Stephen H. Cheney
      -----------------      ------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                             Officer)