Form 10KSB
period 2004-12-31
THOMASVILLE BANCSHARES INC
filed 2005-03-31
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          _______________________

                                FORM 10-KSB
                          _______________________

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                 For the Fiscal Year Ended December 31, 2004
               ________________________________________________

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

Revenue for the fiscal year ended December 31, 2004:   $14,415,725

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (2,165,138 shares) on March 28, 2005 was $36,266,061. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the common stock of the Registrant based on recent sales of the common stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 28, 2005: 2,937,832 shares of $1.00 par value common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE
                   -----------------------------------

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with its 2005 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this Report.

Transitional Small Business Disclosure Format (check one)   Yes      No  X
                                                                ----    ----

                               PART I

              SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                        LITIGATION REFORM ACT OF 1995

      Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual future results to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

GENERAL

      Thomasville Bancshares, Inc., a Georgia corporation (the "Company"), was formed in March 1995 to organize and act as the holding company for Thomasville National Bank (the "Bank"), a national banking association. The Bank opened for business in October 1995, and presently operates two branches in Thomasville, Georgia. The Bank is a full service commercial bank, with trust powers, and offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest-bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, Internet banking, direct deposit and automatic teller services.

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

      In September 2001, the Bank formed an operating subsidiary, TNB Financial Services, Inc., a Georgia corporation with trust powers. On March 31, 2004, TNB Financial Services was liquidated, with all of its operations being transferred to TNB Trust Services, a division of the Bank.

      In July 2002, the Company acquired all of the issued and outstanding capital stock of Joseph Parker & Company, Inc. ("JPC"), a Georgia corporation and federally registered investment advisory firm located in Thomasville, Georgia. In July 2004, JPC's name was changed to TNB Financial Services, Inc. ("TNBFS").

      At December 31, 2004, the Bank and TNBFS together managed approximately $302 million in trust, agency and custody accounts.

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

      Competition among financial institutions in the Bank's market area is intense. There are three commercial banks and a total of nine branches in Thomasville and four additional branches in smaller communities in Thomas County. In addition, there is one savings and loan association in Thomasville, and four credit unions headquartered in Thomas County.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2004 and 2003. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                          Year Ended December 31,
                                     ---------------------------------
                                        2004        2003        2002
                                        ----        ----        ----
                                                (In thousands)
AVERAGE CONSOLIDATED ASSETS

Cash and due from banks              $   5,831   $   5,095   $   4,115
                                      --------    --------    --------
Taxable securities                      12,176       8,022       7,636
Federal funds sold                       3,929       5,405       4,443
Net loans                              189,927     166,639     146,018
                                      --------    --------    --------
   Total interest-earning assets       206,032    $ 180,066   $ 158,097
Other assets                             9,835        7,341       8,255
                                      --------    --------    --------
Total assets                         $ 221,698   $ 192,502   $ 170,467
                                      ========    ========    ========

AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest-bearing deposits        $  21,505   $  18,031   $  16,308
NOW and money market deposits           94,840      84,214      67,648
Savings deposits                         6,510       5,298       4,425
Time deposits                           54,182      51,253      53,534
Other borrowings                        25,711      16,595      12,230
Other liabilities                          943         706       1,698
                                      --------    --------    --------
Total liabilities                    $ 203,691   $ 176,097     155,843
Stockholders' equity                    18,007      16,405      14,624
                                      --------    --------    --------
Total liabilities
 and stockholders' equity            $ 221,698   $ 192,502   $ 170,467
                                      ========    ========    ========

      The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                   Year Ended December 31, 2004    Year Ended December 31, 2003    Year Ended December 31, 2002
                   -----------------------------   -----------------------------   ---------------------------
                               Interest  Average              Interest  Average              Interest  Average
                    Average    Earned/   Yield/     Average    Earned/   Yield/     Average   Earned/   Yield/
                     Amount     Paid      Rate       Amount     Paid      Rate       Amount    Paid      Rate
                     ------     ----      ----       ------     ----      ----       ------    ----      ----
                                                        (Dollars in thousands)
     Assets
     ------
Taxable securities $ 12,176   $   442     3.63%    $  8,022   $   298     3.71%    $  7,636  $   403     5.28%
Federal funds sold    3,929        62     1.58%       5,405        56     1.04%       4,443       78     1.76%
Net loans           189,927(1) 11,313(2)  5.96%     166,639(3) 10,091(4)  6.06%     146,018(5) 9,628(6)  6.59%
                    -------    ------               -------    ------               -------   ------
Total
 earning assets    $206,032   $11,817     5.74%    $180,066   $10,445     5.80%    $158,097  $10,109     6.39%
                    =======    ======               =======    ======               =======   ======
   Liabilities
   -----------
NOW and money
 market deposits   $ 94,840   $ 1,373     1.45%    $ 84,214   $ 1,180     1.40%    $ 67,648  $ 1,368     2.02%
Savings deposits      6,510        65     1.00%       5,298        53     1.00%       4,425       66     1.49%
Time deposits        54,182     1,367     2.52%      51,253     1,644     3.21%      53,534    2,290     4.28%
Other borrowings     25,711       872     3.39%      16,595       697     4.20%      12,230      522     4.27%
                    -------    ------               -------    ------               -------   ------
Total interest
 bearing
 liabilities       $181,243   $ 3,677     2.03%    $157,360   $ 3,574     2.27%    $137,837  $ 4,246     3.08%
                    =======    ======               =======    ======               =======   ======
Net yield on
 earning assets                           3.95%                           3.82%                          3.71%

______________________

(1)   At December 31, 2004, $1,806 in loans were not accruing interest.
(2) Interest earned on net loans includes $460 in loan fees and loan service fees.
(3)   At December 31, 2003, $106 in loans were not accruing interest.
(4) Interest earned on net loans includes $423 in loan fees and loan service fees.
(5)   At December 31, 2002, $188 in loans were not accruing interest.
(6) Interest earned on net loans includes $373 in loan fees and loan service fees.

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

                                 Year Ended               Year Ended
                               December 31, 2004        December 31, 2003
                                compared with            compared with
                                 Year Ended               Year Ended
                               December 31, 2003        December 31, 2002
                               -----------------        -----------------
                                  Increase (decrease) due to:

                           Volume   Rate    Total    Volume   Rate    Total
                           ------   ----    -----    ------   ----    -----
                                            (In thousands)
Interest earned on:
  Taxable securities       $  150  $    (6) $  144   $   21     (126)   (105)
  Federal funds sold           (6)      12       6       25      (47)    (22)
  Net loans                 1,383     (161)  1,222    1,075     (612)    463
                            -----   ------   -----    -----   ------   -----
Total interest income       1,527     (155)  1,372    1,121     (785)    336
                            -----   ------   -----    -----   ------   -----

Interest paid on:
  NOW deposits
   and money market        $  151  $    42  $  193   $  750  $  (938) $ (188)
  Savings deposits             12       --      12       19      (32)    (13)
  Time deposits               100     (378)   (278)     (94)    (552)   (646)
  Other borrowings            269      (94)    175      184       (9)    175
                            -----   ------   -----    -----   ------   -----
Total interest expense        532     (430)    102      859   (1,531)   (672)
                            -----   ------   -----    -----   ------   -----

Change in net
 interest income           $  995   $  275  $1,270   $  262  $  746  $1,008
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

      The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                          Year Ended         Year Ended         Year Ended
                      December 31, 2004  December 31, 2003  December 31, 2002
                      -----------------  -----------------  -----------------
                      Average  Average   Average  Average    Average  Average
Deposit Category      Amount  Rate Paid  Amount  Rate Paid   Amount  Rate Paid
----------------      ------  ---------   ------  ---------  ------  ---------
                                           (Dollars in thousands)
Non-interest-bearing
 demand deposits      $21,505     N/A    $18,031     N/A    $16,308     N/A
NOW and money
  market deposits      94,840    1.45%    84,214    1.40%    67,648    2.02%
Savings deposits        6,510    1.00%     5,298    1.00%     4,425    1.49%
Time deposits          54,182    2.52%    51,253    3.21%    53,534    4.28%

      The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2004:

   Time Certificates of Deposit             At December 31, 2004
   ----------------------------             --------------------
                                              (In thousands)
      3 months or less                           $ 3,858
      3-6 months                                   5,288
      6-12 months                                 20,492
      over 12 months                               3,195
                                                  ------
           Total                                 $32,833
                                                  ======

LOAN PORTFOLIO

      The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2004, the Bank had a legal lending limit for unsecured loans of up to $3,050,000 to any one person.

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

      The following table presents various categories of loans contained in the Bank's loan portfolio as of the dates indicated and the total amount of all loans for such periods:

                                            As of December 31,
                           ------------------------------------------------
   Type of Loan               2004      2003      2002      2001      2000
   ------------               ----      ----      ----      ----      ----
                                              (In thousands)
Commercial, financial
 and agricultural          $ 48,498  $ 43,179  $ 34,841  $ 40,032  $ 29,605
Real Estate - construction    7,919     9,834    11,588     6,334     3,511
Real Estate - mortgage      138,978   117,167   101,046    80,747    64,976
Installment and other
 loans to individuals        11,158    11,531     9,147     8,788    10,391
                            -------   -------   -------   -------   -------
Subtotal                    206,553   181,711   156,622   135,901   108,484
Less:  allowance
       for possible
       loan losses           (2,225)   (1,961)   (1,722)   (1,565)   (1,365)
                            -------   -------   -------   -------   -------
Total (net of allowances)  $204,328  $179,750  $154,900  $134,336  $107,118
                            =======   =======   =======   =======   =======

      The following is a presentation of an analysis of maturities of certain loans as of December 31, 2004:

                                                 Due         Due
                                 Due 1       After 1 to     After
   Type of Loan               Year or Less     5 Years     5 Years     Total
   ------------               ------------     -------     -------     -----
                                              (In thousands)
Commercial, financial
 and agricultural               $38,902       $ 9,596      $ --       $48,498
Real Estate - construction        7,919          --          --         7,919
                                 ------        ------       -----      ------
     Total                      $46,821       $ 9,596      $ --       $56,417
                                 ======        ======       =====      ======

      For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2004:

                                                  Due        Due
                                   Due 1      After 1 to    After
   Interest Category            Year or Less    5 Years    5 Years     Total
   -----------------            ------------    -------    -------     -----
                                                 (In thousands)
Predetermined interest rate      $ 9,410       $ 2,780      $ --      $12,190
Floating interest rate            37,411         6,816        --       44,227
                                  ------        ------      -----      ------
     Total                       $46,821       $ 9,596      $ --      $56,417
                                  ======        ======      =====      ======

      At December 31, 2004 and 2003, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $3,582,215 and $2,922,261, respectively. The average recorded investment in impaired loans amounted to approximately $3,111,468 and $3,332,748 for 2004 and 2003, respectively. The allowance related to impaired loans amounted to approximately $435,817 and $340,885 at December 31, 2004 and 2003, respectively. The balance of the allowance in excess of the above specific reserves is available to absorb the inherent losses of all other loans. Interest income recognized on impaired loans for 2004 and 2003 amounted to $213,496 and $184,326, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for 2004 and 2003. Loans on non-accrual status at December 31, 2004 and 2003 had outstanding balances of $1,806,413 and $105,752, respectively. Interest recognized on non-accruing loans at December 31, 2004 and 2003 was $68,356 and $4,228, respectively. The Bank has no commitments to lend additional funds to borrowers whose loans have been modified.

      As of December 31, 2004, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

      Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. The following table provides information regarding certain loan classifications.

                                              At December 31,
              -----------------------------------------------------------------------------
                   2004            2003            2002            2001            2000
              -------------   -------------   -------------   -------------   -------------
                   Aggregate       Aggregate       Aggregate       Aggregate       Aggregate
                    Princi-         Princi-         Princi-         Princi-         Princi-
                #     pal       #     pal       #     pal       #     pal       #     pal
              Loans Balance   Loans Balance   Loans Balance   Loans Balance   Loans Balance
              ----- -------   ----- -------   ----- -------   ----- -------   ----- -------
Loans over
90 days
past due
but still
accruing
interest        6  $  165,777    8  $ 70,613    2  $ 12,869     0  $  --        4  $30,890

Loans
considered
to be
"trouble-
debt"
restruc-
tured           1  $  186,974    1  $151,386    1  $151,196     7  $555,097

Loans
on non-
accrual
status         21  $1,806,413    7  $105,752   14  $188,122    24  $595,646

SUMMARY OF LOAN LOSS EXPERIENCE

     An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

            ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                          Year Ended December 31,
                                 ------------------------------------------
                                  2004     2003     2002     2001     2000
                                  ----     ----     ----     ----     ----
                                             (Dollars in thousands)
Balance at beginning of period   $1,961   $1,722   $1,565   $1,365   $1,110
Charge-offs:
   Real estate loans                (10)    (120)     (51)     (61)    (203)
   Installments and
    other loans to individuals      (67)     (65)     (55)    (118)     (37)
   Commercial loans                (181)      (7)     (39)     (51)     (19)
Recoveries                           12       11       62       16        4
                                  -----    -----    -----    -----    -----
Net charge-offs                    (246)    (181)     (83)    (215)    (255)
Additions charged to operations     510      420      240      415      510
                                  -----    -----    -----    -----    -----
Balance at end of period         $2,225   $1,961   $1,722   $1,565   $1,365
                                  =====    =====    =====    =====    =====

  Ratio of net charge-offs during
   the period to average loans
   outstanding during the period   .13%     .11%     .06%     .18%     .26%
                                   ====     ====     ====     ====     ====

     At December 31, of each of the last five years the allowance was allocated as follows:

                                                                  At December 31,
                            --------------------------------------------------------------------------------------------
                                 2004               2003              2002                2001               2000
                            ----------------   ----------------   ----------------   ----------------   ----------------
                                    Percent            Percent            Percent            Percent            Percent
                                    of loans           of loans           of loans           of loans           of loans
                                    in each            in each            in each            in each            in each
                                    category           category           category           category           category
                                    to total           to total           to total           to total           to total
                            Amount   loans     Amount   loans     Amount   loans     Amount   loans     Amount   loans
                            ------  --------   ------  --------   ------  --------   ------  --------   ------  --------
                                                (Dollars in thousands)
Commercial, Financial
 and Agricultural           $  680    23.5%    $  590    23.8%    $  490    22.2%    $  510    29.5%    $  396    22.2%
Real Estate - Construction     130     3.8%       150     5.4%       190     7.4%       103     4.7%        67     7.4%
Real Estate - Mortgage       1,150    67.3%       990    64.5%       870    64.5%       771    59.3%       706    64.5%
Installment and Other
 Loans to Individuals          210     5.4%       220     6.3%       150     5.9%       146     6.5%       164     5.9%
Unallocated                     55     N/A         11     N/A         22     N/A         35     N/A         32     N/A
                             -----   -----      -----   -----      -----   -----      -----   -----      -----   -----
Total                       $2,225   100.0%    $1,961   100.0%    $1,722   100.0%    $1,565   100.0%    $1,365   100.0%
                             =====   =====      =====   =====      =====   =====      =====   =====      =====   =====

LOAN LOSS RESERVE

      As of December 31, 2004, 23.5% of outstanding loans were in the category of commercial loans, which includes commercial, industrial and agricultural loans. Although commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio, 96.5% of these commercial loans at December 31, 2004 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

      The Bank's consumer loan portfolio is also well secured. At December 31, 2004, 94.0% of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

      Real estate mortgage loans constituted 67.3% of outstanding loans at December 31, 2004. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

      A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to evaluate management's determination of the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of the Bank. In addition to the above review, the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC"), also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Board and management of the Bank. Information provided from the above two independent sources, together with information provided by the management of the Bank and other information known to members of the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

INVESTMENTS

      As of December 31, 2004, investment securities comprised approximately 7.7% of the Bank's assets and net loans comprised approximately 85.2% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

      The following table presents, for the dates indicated, the book value of the Bank's investments. All securities held at December 31, 2004, 2003 and 2002 were categorized as available for sale.

                                                       December 31,
                                               ---------------------------
                                                 2004      2003      2002
                                                 ----      ----      ----
                                                     (In thousands)
     Obligations of U.S.
      Treasury and other U.S. Agencies         $16,396    $7,691    $6,128
     Corporate equity                              290       240       240
     Other securities                              348       400       450
     Federal Reserve Bank and
      Federal Home Loan Bank Stock               1,387     1,080       840
                                                ------     -----     -----
          Total                                $18,421    $9,411    $7,658
                                                ======     =====     =====

      The following table indicates as of December 31, 2004 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                At December 31, 2004
                                                --------------------
                                                             Weighted
                                                              Average
                                               Amount          Yield
                                               ------         -------
                                               (Dollars in thousands)
     Obligations of U.S.
     Treasury and other U.S. Agencies:
        0 - 1 year                             $5,817         1.86%
        Over 1 through 5 years                  9,569         3.59%
        Over 5 through 10 years                 1,010         5.23%
     Other securities:
        0 - 1 year                                --           --
        Over 1 through 5 years                    --           --
        Over 5 through 10 years                   348         10.5%
     Federal Reserve Bank and Federal
      Home Loan Bank Stock, no maturity         1,387         3.95%
     Corporate equity, no maturity                290         1.03%
                                               ------         -----
          Total                               $18,421         3.25%
                                               ======         =====

RETURN ON EQUITY AND ASSETS

      Returns on average consolidated assets and average consolidated equity for the periods indicated were as follows:

                                                  Year Ended December 31,
                                                --------------------------
                                                 2004      2003      2002
                                                 ----      ----      ----
     Return on average assets                    1.20%     1.02%     1.03%
     Return on average equity                    14.7%    11.9 %     12.0%
     Average equity to average assets ratio       8.1%     8.5 %      8.6%
     Dividend payout ratio                       25.4%    33.2 %     32.5%

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

      The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2004, the Bank had outstanding participations totaling $11,092,490.

DATA PROCESSING

      The Bank performs a full range of data processing services internally, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.

EMPLOYEES

      At March 28, 2005, the Bank employed 53 persons on a full-time basis, including 16 officers, and 5 persons on a part-time basis.

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

SUPERVISION AND REGULATION

      The following discussion sets forth some of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides some specific information relative to the Company. The regulatory framework is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the protection of security holders and creditors.
To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

THE COMPANY

      GENERAL. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the "BHC Act"), as well as other federal and state laws governing the banking business. The Federal Reserve Board is the primary regulator of the Company, and supervises the Company's activities on a continual basis. The Bank is also subject to regulation and supervision by various regulatory authorities, including the Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC").

      BANK HOLDING COMPANY REGULATION. In general, the BHC Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board's approval before they:

     * acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;
     *  merge or consolidate with another bank holding company; or
     *  acquire substantially all of the assets of any additional banks.

      Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. With certain exceptions, the BHC Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

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

      FINANCIAL SERVICES MODERNIZATION. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"), enacted on November 12, 1999, amended the BHC Act and,

     * allows bank holding companies that qualify as "financial holding companies" to engage in a substantially broader range of non-banking activities than was permissible under prior law;
     * allows insurers and other financial services companies to acquire banks;
     * allows national banks, and some state banks, either directly or through operating subsidiaries, to engage in certain non-banking financial activities;
     * removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and
     * establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

      If the Company, which has not obtained qualification as a "financial holding company," were to do so in the future, the Company would be eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act, provided that if any of the Company's banking subsidiaries were to cease to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board could, among other things, place limitations on the Company's ability to conduct these broader financial activities or, if the deficiencies persisted, require the Company to divest the banking subsidiary. In addition, if the Company were to be qualified as a financial holding company and any of its banking subsidiaries were to receive a rating of less than satisfactory under the Community Reinvestment Act of 1977 (the "CRA"), the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The broader range of activities that financial holding companies are eligible to engage in includes those that are determined to be "financial in nature", including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies.

      TRANSACTIONS WITH AFFILIATES. The Company and the Bank are deemed to be affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate. It also requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

      TIE-IN ARRANGEMENTS. The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either the Company or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

      SOURCE OF STRENGTH. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when, absent that Federal Reserve Board policy, the Company may not find itself able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

      Federal law also authorizes the OCC to order an assessment of the Company if the capital of the Bank were to become impaired. If the Company failed to pay the assessment within three months, the OCC could order the sale of the Company's stock in the Bank to cover the deficiency.

      SUBSIDIARY DIVIDENDS. The Company is a legal entity separate and distinct from the Bank. A major portion of the Company's revenues results from amounts paid as dividends to the Company by the Bank. The OCC's prior approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses.

      In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

      STATE LAW RESTRICTIONS. As a Georgia business corporation, the Company may be subject to certain limitations and restrictions under applicable Georgia corporate law. In addition, although the Bank is a national bank and therefore primarily regulated by the OCC, Georgia banking law may restrict certain activities of the Bank.

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

      COMMUNITY REINVESTMENT ACT. The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the OCC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

      FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.

      INTERSTATE BANKING AND BRANCHING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The IBBEA requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. The IBBEA also prohibits the interstate acquisition of a bank if, as a result, the bank holding company would control more than ten percent of the total United States insured depository deposits or more than thirty percent, or the applicable state law limit, of deposits in the acquired bank's state. The federal banking agencies prohibit banks from using their interstate branches primarily for deposit production and have accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

      Georgia has "opted in" to the IBBEA and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

      DEPOSIT INSURANCE. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

CAPITAL ADEQUACY

      Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

      The FDIC, the OCC and the Federal Reserve Board use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve Board has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

      The FDIC, the OCC and the Federal Reserve Board also employ a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company or bank may leverage its equity capital base. A minimum leverage ratio of 3% is required for the most highly rated bank holding companies and banks. Other bank holding companies and banks and bank holding companies seeking to expand, however, are required to maintain leverage ratios of at least 4% to 5%.

      The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, the OCC and the Federal Reserve Board, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

OTHER LAWS AND REGULATIONS

      INTERNATIONAL MONEY LAUNDERING ABATEMENT AND ANTI-TERRORIST FINANCING ACT OF 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the "IMLAFA") and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

      Among other things, the new rules require that financial institutions implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person's identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or money laundering
activities.   The rules also limit a financial institution's liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement.

      SARBANES-OXLEY ACT OF 2002. The Sarbanes-Oxley Act of 2002 (the "SOA") was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

      The SOA requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct;
(ii) prohibits an officer or director from misleading or coercing an auditor;
(iii) prohibits insider trades during pension fund "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

      PRIVACY. Under the Modernization Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the Modernization Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

      FUTURE LEGISLATION. Changes to federal and state laws and regulations can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company's operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the Company's financial condition or results of operation.


ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

      The Bank's main office is located at 301 North Broad Street in Thomasville, Georgia. The building contains approximately 10,000 square feet of finished space. The building contains a lobby, a vault, eight offices, four teller stations, three drive-in windows, a boardroom conference facility and a loan operations area. The Bank's main office also serves as the Company's executive offices.

      The Bank also operates a branch office at 1320 Remington Avenue in Thomasville, Georgia. The branch facility consists of 2,400 square feet of space and contains of a lobby, four inside teller stations, three drive-up windows and a drive-up ATM.

      The Bank also owns an approximately 5,000 square foot office building located adjacent to the main office of the Bank. The building contains the Bank's bookkeeping area and operations, TNB Trust Services Division offices, and TNB Financial Services, Inc. offices.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

      No matter was submitted during the quarter ended December 31, 2004 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  --------------------------------------------------------

MARKET INFORMATION

      The Company's common stock is quoted in the "pink sheets." The following table sets forth the high and low bid prices for the Company's common stock during 2004 and 2003, as reported in the pink sheets. These prices reflect inter-dealer quotations without retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions. These prices reflect the 2-for-1 stock split effected in July 2004.

                                         High            Low
                                         ----            ---
                 2003
                 ----
                 First quarter         $11.00          $ 9.75
                 Second quarter         11.00            9.75
                 Third quarter          11.00           10.00
                 Fourth quarter         11.00           10.50

                 2004
                 ----
                 First quarter         $11.25          $10.75
                 Second quarter         11.38           11.00
                 Third quarter          12.75           12.00
                 Fourth quarter         13.25           12.00

HOLDERS OF COMMON STOCK

      As of March 15, 2005, the number of holders of record of the Company's common stock was 650.

CASH DIVIDENDS

      The Company paid a cash dividend of $0.46 per share in July 2004 and a cash dividend of $0.45 per share in June 2003. Future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

      The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein.

OVERVIEW

      The Company's principal asset is its ownership of the Bank. Accordingly, the Company's results of operations are primarily dependent upon its results of operations of the Bank. The Bank conducts a commercial banking business consisting of attracting both retail and business deposits, and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Bank's interest-rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities , any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, the Bank's profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and its effective tax rate. Noninterest income consists primarily of service charges and fees. Noninterest expense consists of salaries and employee benefits, occupancy expenses, professional fees, and other operating expenses.

      The Company's results of operations are also dependent upon the results of operations of TNBFS. The earnings of TNBFS are generated primarily through fees received for asset management services.

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

      VALUATION OF GOODWILL/INTANGIBLE ASSETS AND ANALYSIS FOR IMPAIRMENT. In its endeavor to enhance shareholders' value, the Company acquired TNBFS (formerly Joseph Parker & Co., Inc.) in July 2002. TNBFS is a well established money management firm with approximately $200 million under management. The Company utilized the purchase method to reflect the acquisition of TNBFS. Accordingly, the Company was required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios.

RESULTS OF OPERATIONS

      For 2004, total assets increased by $34.4 million to $239.9 million. Cash and cash equivalents increased by $0.1 million to $6.6 million; securities increased by $9.0 million to $18.4 million; loans increased by $24.6 million to $204.3 million; and all remaining assets increased by $0.7 million to $10.5 million.

      To fund the growth in assets, deposits increased by $33.7 million to $199.2 million; borrowings decreased by $0.5 million to $19.4 million; federal funds purchased decreased by $1.2 million to $1.1 million; and the equity accounts increased by $2.2 million to $19.5 million.

Net Interest Income

      Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the period indicated.

                                 Year Ended                Year Ended
                              December 31, 2004         December 31, 2003
                              -----------------         -----------------
                                   Interest                   Interest
                           Average  Income/  Yield/   Average  Income/ Yield/
                           Balance  Expense   Cost    Balance  Expense  Cost
                           -------  -------   ----    -------  -------  ----
                                        (Dollars in thousands)
Federal funds sold         $  3,929  $    62  1.58%  $  5,405  $    56  1.04%
Securities                   12,176      442  3.63%     8,022      298  3.71%
Loans, net                  189,927   11,313  5.96%   166,639   10,091  6.06%
                            -------   ------          -------   ------
   Total earning assets    $206,032  $11,817  5.74%  $180,066  $10,445  5.80%
                            =======   ======          =======   ======

Interest bearing deposits  $155,532  $ 2,805  1.80%  $140,765  $ 2,877  2.04%
Other borrowings             25,711      872  3.39%    16,595      697  4.20%
                            -------   ------          -------   ------
   Total interest
   -bearing liabilities    $181,243  $ 3,677  2.03%  $157,360  $ 3,574  2.27%
                            =======   ======          =======   ======

Net yield on earning assets                   3.95%                     3.82%

      Net yield on interest-earning assets for 2004 and 2003 was 3.95% and 3.82%, respectively. The Company was able to increase its net yield on earning assets despite a general decline in the interest rate environment. This was achieved primarily due to a robust loan demand, and management's ability to reduce the cost of funds faster than the reduction in the yield on earning assets.

Non-Interest Income

      Non-interest income for 2004 and 2003 amounted to $2,598,675 and $2,074,606, respectively. As a percent of average assets, non-interest income increased from 1.07% in 2003 to 1.17% in 2004. The increase in non-interest income is primarily due to fee income generated by TNBFS for money management services, as well as fee income generated by the Bank for trust services. The Bank was also able to increase fees for services, such as data processing, it provides to other financial institutions.

      The following table summarizes the major components of non-interest income for the years ended December 31, 2004 and 2003.


                                            Year ended December 31,
                                            -----------------------
                                              2004            2003
                                              ----            ----
                                                 (In thousands)
   Fees, money management                   $ 1,025         $   918
   Service fees on deposit accounts             644             662
   Trust services                               474             273
   Miscellaneous, other                         456             222
                                            -------         -------
      Total non-interest income             $ 2,599         $ 2,075
                                            =======         =======

Non-Interest Expense

      Non-interest expense increased from $5,499,396 in 2003 to $6,002,620 in 2004. As a percent of total average assets, non-interest expense decreased from 2.86% in 2003 to 2.71% in 2004. The increase is primarily due to costs associated with the expansion of TNBFS as well as the Bank's trust department. However, as evidenced by the fact that non-interest expense, as a percent of total average assets, decreased from calendar year 2003 to 2004, the Company has achieved a higher degree of efficiency.

      The following table summarizes the major components of non-interest expense for 2004 and 2003.

                                            2004            2003
                                            ----            ----
                                               (In thousands)
     Salaries and benefits                $  3,252        $  3,035
     Data processing, ATM                      217             193
     Professional fees                         327             291
     Advertising and public relations          337             243
     Depreciation, amortization                395             430
     Other operating expenses                1,475           1,307
                                           -------         -------
        Total non-interest expense        $  6,003        $  5,499
                                           =======         =======

Allowance For Loan Losses

      During 2004, the allowance for loan losses increased from $1,960,822 to $2,224,845. As a percent of gross loans, the allowance for loan losses remained constant at 1.08% for both 2003 and 2004. Net charge-offs during 2004 amounted to $245,977, or 0.13% of average loans. During 2003, the allowance for loan losses increased from $1,722,097 to $1,960,822. As a percent of gross loans, the allowance for loan losses declined from 1.10% in 2002 to 1.08% in 2003. Net charge-offs during 2003 amounted to $181,275, or 0.11% of average loans. As of December 31, 2004, management considers the allowance for loan losses to be adequate to absorb future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

      The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The Company's interest rate sensitivity position at December 31, 2004 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of rate sensitivity.

                                   After
                                   three    After     After
                                   months    six       one
                                    but     months   year but
                          Within   within    but      within   After
                          three     six     within     five    five
                          months   months  one year    years   years   Total
                         ------   ------  --------  --------  -----    -----
                                     (Dollars in thousands)
EARNING ASSETS
Loans                   $114,052 $ 10,117  $ 13,889  $64,296 $ 4,199  $206,553
Available-for-sale
 securities                5,201     --         616    9,819   2,785    18,421
Federal funds sold           662     --        --       --      --         662
                         -------  -------   -------   ------  ------   -------
Total earning assets    $119,915 $ 10,117  $ 14,505  $74,115 $ 6,984  $225,636
                         =======  =======   =======   ======  ======   =======

SUPPORTING SOURCE OF FUNDS
Federal funds
  purchased             $  1,097 $   --    $   --    $  --   $  --    $  1,097
Interest-bearing demand
  deposits and savings   110,959     --        --       --      --     110,959
Certificates,
  less than $100M         13,956    2,473     7,782    5,141    --      29,352
Certificates,
  $100M and over           3,858    5,288    20,492    3,195    --      32,833
Borrowings                 1,012    2,285     2,024    5,284    --      19,376
                         -------  -------   -------   ------  ------   -------
Total interest-
  bearing liabilities   $130,882 $ 10,046  $ 30,298  $13,620 $ 8,771  $193,617
                          ======  =======   =======   ======  ======   =======

Interest rate
  sensitivity gap      $(10,967) $     71  $(15,793) $60,495 $(1,787) $ 32,019

Cumulative gap         $(10,967) $(10,896) $(26,689) $33,806 $32,019  $ 32,019

Interest rate
  sensitivity gap ratio    0.92      1.01      0.48     5.44    0.80      1.17

Cumulative interest rate
  sensitivity gap ratio    0.92      0.92      0.84     1.18    1.17      1.17

      As evidenced by the table above, at December 31, 2004, the Company was liability sensitive up to one year, and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rates would reduce income for one year and increase income thereafter. Conversely, a decline in interest rates would increase income for one year and decrease income thereafter. This, however, assumes that all other factors affecting income remain constant.

      As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a monthly basis and develops management's strategy for the upcoming period. This strategy includes anticipations of future interest rate movements.

LIQUIDITY

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity is its ability to maintain and increase deposits through the Bank. Deposits increased by $33.7 million during 2004 and by $11.6 million in 2003.

      Below are the pertinent liquidity balances and ratios at December 31, 2004 and 2003:

                                                  December 31,
                                         ----------------------------
                                           2004                 2003
                                         -------              -------
                                              (Dollars in thousands)
  Cash and cash equivalents              $ 6,626              $ 6,531
  Securities                              18,421                9,411
  CDs, over $100,000
   to total deposits ratio                 16.5%                11.3%
  Loan to deposit ratio                   102.6%               108.6%
  Brokered deposits                       18,228                 --

      Cash and cash equivalents are the primary source of liquidity. At December 31, 2004, cash and cash equivalents amounted to $6.6 million, representing 2.8% of total assets. Securities available for sale provide a secondary source of liquidity. At December 31, 2004, total securities amounted to $18.4 million, representing 7.7% of total assets.

      At December 31, 2004, large denomination certificates accounted for 16.5% of total deposits. As a percent of total deposits, large denomination certificates increased from 11.3% at December 31, 2003 to 16.5% at December 31, 2004. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity.

      Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2004, the Company had $18.2 million in brokered deposits, many in large denomination CDs.

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

      At December 31, 2004 and 2003, the Company had unused loan commitments of approximately $25.1 million and $21.2 million, respectively. Additionally, standby letters of credit of approximately $4.4 million and $2.7 were outstanding at December 31, 2004 and 2003, respectively. The majority of these commitments are collateralized by various assets. No material losses are anticipated as a result of these transactions.

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

      The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2004:


                                                          Minimum
                                                         Regulatory
                                    December 31, 2004    Requirement
                                    -----------------    -----------
 Bank
 ----
 Tier 1 Capital                           10.3%              4.0%
 Tier 2 Capital                            1.2%              N/A
    Total risk-based capital ratio        11.5%              8.0%
 Leverage ratio                            7.7%              3.0%

 Company - Consolidated
 ----------------------
 Tier 1 Capital                           10.8%              4.0%
 Tier 2 Capital                            1.2%              N/A
    Total risk-based capital ratio        12.0%              8.0%
 Leverage ratio                            8.1%              3.0%

      The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.

RECENT ISSUANCE OF TRUST PREFERRED SECURITIES

      On March 30, 2005, the Company, through a newly formed Delaware statutory trust, completed the sale of $4.0 million of trust preferred securities (the "Trust Preferred Securities"). The Trust Preferred Securities have a maturity of 30 years and are redeemable beginning in June 2010 or upon the occurrence of certain other conditions. The Company will use approximately $2.7 million of the proceeds from the sale of the Trust Preferred Securities to repay holding company indebtedness and the remaining approximately $1.3 million will be contributed as capital to the Bank. The Trust Preferred Securities pay cumulative cash distributions accumulating from the date of issuance at an annual rate of LIBOR plus 1.90% of the liquidation amount of $1,000 per preferred security on March 31, June 30, September 30 and December 31 of each year. The Trust Preferred Securities will be recorded as subordinated debt on the consolidated balance sheet, but, subject to certain limitations, will qualify as Tier 1 capital for regulatory capital purposes.

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

      The following financial statements are filed as Exhibit 99.1 to this report and are incorporated herein by reference:

      Independent Auditors' Report

      Consolidated Balance Sheets as of December 31, 2004 and 2003

      Consolidated Statements of Income for the Years Ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

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

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-KSB and have concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.
--------  ------------------

      Not applicable.


                                      PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------  -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

      The information relating to directors and executive officers of the Company contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders (the "2005 Proxy Statement") is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

      The information relating to executive compensation contained in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

      With the exception of the equity compensation plan information provided below, the information relating to this item contained in the 2005 Proxy Statement is incorporated herein by reference.

                                                                    Number of
                                                                    securities
                                   Number of                         remaining
                                  securities         Weighted-       available
                                     to be            average       for future
                                  issued upon         exercise       issuance
                                  exercise of         price of      under equity
                                  outstanding        outstanding    compensation
         Plan Category              options            options         plans
         -------------              -------            -------         -----
Equity compensation plans not
 approved by security holders
 (employee stock options)           19,200             $ 8.36             0

Employee compensation plans
 approved by security holders          0                  -               0

Total                               19,200             $ 8.36             0


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

      The information relating to certain relationships and related transactions contained in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS
--------  --------

      The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) the Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 33-91536 ("SB-2"); (ii) the Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 333-58545 ("1998 SB-2"); (iii) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 ("2000 10-KSB"); or the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 ("2003 10-KSB"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

 Exhibit No.              Description of Exhibit
 -----------              ----------------------
   *3.1      -    Articles of Incorporation of the Company (SB-2)

   *3.2      -    Bylaws of the Company (SB-2)

  *10.1      -    Employment Agreement dated January 14, 1998 between the
                  Company and Stephen H. Cheney (1998 SB-2)

  *10.2      -    Employment Agreement dated January 14, 1998 between the
                  Company and Charles H. Hodges, III (1998 SB-2)

  *10.3      -    2000 Directors' Compensation Plan (2000 10-K)

  *14.1      -    Code of Ethics (2003 10-KSB)

   21.1      -    Subsidiaries of the Registrant

   31.1      -    Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

   32.1      -    Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

   99.1      -    Consolidated Financial Statements


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------  --------------------------------------

      The information relating to principal accountant fees and services contained in the 2005 Proxy Statement is incorporated herein by reference.

                                      SIGNATURES
                                      ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THOMASVILLE BANCSHARES, INC.

Dated:  March 31, 2005                By:/s/ Stephen H. Cheney
                                         -----------------------------
                                         Stephen H. Cheney
                                         President and Chief Executive Officer
                                         (principal executive, financial and
                                         accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

/s/ Stephen H. Cheney                President, Chief Executive   March 31, 2005
-----------------------------------  Officer and Director
Stephen H. Cheney

/s/ Charles H. Hodges, III           Executive Vice President     March 31, 2005
-----------------------------------  and Director
Charles H. Hodges, III

                                     Director
-----------------------------------
Charles A. Balfour

/s/ David A. Cone                    Director                     March 31, 2005
-----------------------------------
David A. Cone

/s/ Charles E. Hancock, M.D.         Director                     March 31, 2005
-----------------------------------
Charles E. Hancock, M.D.

/s/ Harold L. Jackson                Director                     March 31, 2005
-----------------------------------
Harold L. Jackson

/s/ David O. Lewis                   Director                     March 31, 2005
-----------------------------------
David O. Lewis

/s/ Charles W. McKinnon, Jr.         Director                     March 31, 2005
-----------------------------------
Charles W. McKinnon, Jr.

                                     Director
-----------------------------------
Randall L. Moore

/s/ Diane W. Parker                  Director                     March 31, 2005
-----------------------------------
Diane W. Parker

/s/ Cochran A. Scott, Jr.            Director                     March 31, 2005
-----------------------------------
Cochran A. Scott, Jr.

                                     Director
-----------------------------------
Richard L. Singletary, Jr.

/s/ J. Mark Parker                   Director                     March 31, 2005
-----------------------------------
J. Mark Parker

                                    EXHIBIT INDEX
                                    -------------

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------

   21.1     -   Subsidiaries of the Registrant

   31.1     -   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1     -   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.1     -   Consolidated Financial Statements