Form 10QSB
period 2005-03-31
THOMASVILLE BANCSHARES INC
filed 2005-05-13
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                        ---------------------------
                                FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2005.

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

	Common stock, $1.00 par value per share 2,939,183 shares issued and outstanding as of May 12, 2005.

	Transitional small business disclosure format (check one):
     Yes               No   X
          --------        -----------



                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                       THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                            March 31,     December 31,
                                              2005           2004
ASSETS                                     (Unaudited)    (Unaudited)
------                                     -----------    -----------

Cash and due from banks                   $  4,835,991    $  5,963,843
Federal funds sold                           9,494,184         662,263
                                          ------------    ------------
  Total cash and cash equivalents         $ 14,330,175    $  6,626,106
                                          ------------    ------------
Investment securities:
 Securities available-for-sale,
 at market value                          $ 13,053,618    $ 18,421,154
Loans, net                                 205,045,771     204,328,320
Property & equipment, net                    4,805,136       4,815,924
Goodwill                                     3,372,259       3,372,259
Other assets                                 2,886,536       2,320,074
                                          ------------    ------------
  Total Assets                            $243,493,495    $239,883,837
                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits            $ 25,654,476    $ 26,063,129
 Interest bearing deposits                 176,962,737     173,143,434
                                          ------------    ------------
  Total deposits                          $202,617,213    $199,206,563
Subordinated debentures                      4,000,000          -  -
Federal funds purchased                         -  -         1,097,000
Borrowings                                  15,442,263      19,376,107
Other liabilities                            1,165,928         682,627
                                          ------------    ------------
 Total Liabilities                        $223,225,404    $220,362,297
                                          ------------    ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 2,937,832
 (2005) and 2,937,625 (2004)
 shares issued & outstanding              $  2,937,832    $  2,937,625
Paid-in-capital                              7,911,245       7,872,245
Retained earnings                            9,544,527       8,739,226
Accumulated other
 comprehensive (loss)                         (125,513)        (27,556)
                                          ------------    ------------
 Total Shareholders' Equity               $ 20,268,091    $ 19,521,540
                                          ------------    ------------
 Total Liabilities and
  Shareholders' Equity                    $243,493,495    $239,883,837
                                          ============    ============


            Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              For the three months
                                                 ended March 31,
                                          ---------------------------
                                             2005            2004
                                             ----            ----
Interest income                           $3,391,186       $2,730,747
Interest expense                           1,093,986          836,086
                                          ----------       ----------
Net interest income                       $2,297,200       $1,894,661

Provision for possible loan losses           105,000          105,000
                                          ----------       ----------
Net interest income after provision
 for possible loan losses                 $2,192,200       $1,789,661
                                          ----------       ----------

Other income
 Service charges on deposit accounts      $  151,780       $  154,745
 Fees, money management                      255,000          265,999
 Trust services                              165,622          105,922
 Other income and fees                       105,614           82,447
                                          ----------       ----------
  Total other income                      $  678,016       $  609,113
                                          ----------       ----------

Operating expenses
 Salaries and benefits                    $  864,402       $  773,425
 Advertising and public relations             88,582           64,625
 Depreciation                                 97,847          105,585
 Regulatory fees and assessments              26,810           24,549
 Other operating expenses                    540,024          432,375
                                          ----------       ----------
  Total operating expenses                $1,617,665       $1,400,559
                                          ----------       ----------

Net income before taxes                   $1,252,551       $  998,215

Income taxes                                 447,250          351,366
                                          ----------       ----------

Net income                                $  805,301       $  646,849
                                          ==========       ==========

Basic income per share                    $      .27       $      .22
                                          ==========       ==========

Diluted income per share                  $      .26       $      .22
                                          ==========       ==========


          Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                 Three Months Ended
                                                      March 31,
                                            ----------------------------
                                                2005             2004
                                                ----             ----
Cash flows from operating activities:       $   945,005      $ 1,197,950
                                            -----------      -----------

Cash flows from investing activities:
  Purchase of fixed assets                  $   (87,059)     $  (106,524)
  (Increase) in loans                          (822,451)      (6,326,101)
  Purchase of securities, AFS                    -  -         (3,011,250)
  Maturities, calls, paydowns, AFS            5,249,561           -  -
                                            -----------      -----------
Net cash provided by/
   (used in) investing activities           $ 4,340,051      $(9,443,875)
                                            -----------      -----------

Cash flows from financing activities:
  (Decrease) in borrowings
    and federal funds purchased             $(1,030,844)     $ 8,907,186
  Increase in deposits                        3,410,650       (2,460,616)
  401K plan stock funding                        -2,907            6,820
  Options, restricted stock                      36,300           33,834
                                            -----------      -----------
Net cash provided by financing activities   $ 2,419,013      $ 6,487,224
                                            -----------      -----------

Net increase/(decrease) in cash
 and cash equivalents                       $ 7,704,069      $(1,758,701)
Cash and cash equivalents,
 beginning of period                          6,626,106        6,531,799
                                            -----------      -----------
Cash and cash equivalents,
 end of period                              $14,330,175      $ 4,773,098
                                            ===========      ===========


             Refer to notes to the consolidated financial statements.



                        THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
          FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2005


                                                         Accumulated
                Common Stock                               Other
             -------------------     Paid in   Retained Comprehensive
             Shares    Par Value     Capital   Earnings    Income     Total
             ------    ---------     -------   --------    ------      -----
Balance,
 Dec 31,
 2003       2,934,076 $ 2,934,076 $ 7,615,280 $6,759,183 $  (7,033) $17,301,506
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 three-month
 period ended
 Mar. 31, 2004   - -         - -       - -       646,849      - -       646,849

Net unrealized
 gain on
 securities,
 three-month
 period ended
 Mar. 31, 2004   - -         - -       - -         - -      43,705       43,705
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -       646,849    43,705      690,554

Sale of
 628 shares
 to employee
 401K plan        628         628       5,878      - -        - -         6,820

Stock options,
 restricted
 stock
 (3,230
 options)        - -         - -       33,834      - -        - -        33,834
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Mar. 31,
 2004       2,934,704 $ 2,934,704 $ 7,655,306 $7,406,032 $  36,672  $18,032,714
            =========  ==========  ==========  =========  ========   ==========


-----------------------------------------------------

Balance,
 Dec 31,
 2004       2,937,625 $ 2,937,625 $ 7,872,245 $8,739,226 $ (27,556) $19,521,540
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 three-month
 period ended
 Mar. 31, 2005   - -         - -       - -       805,301      - -       805,301

Net unrealized
 (loss) on
 securities,
 three-month
 period ended
 Mar. 31, 2005   - -         - -       - -         - -     (97,957)     (97,957)
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -       805,301   (97,957)     707,344

Sale of
 207 shares
 to employee
 401K plan        207         207      2,700      - -        - -          2,907

Stock options,
 restricted
 stock
 (2,740
 options)        - -         - -      36,300      - -        - -         36,300
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Mar. 31,
 2005       2,937,832 $ 2,937,832 $ 7,911,245 $9,544,527 $(125,513) $20,268,091
            =========  ==========  ==========  =========  ========   ==========


         Refer to notes to the consolidated financial statements.



                      THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 2005


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2004.


NOTE 2 - SUMMARY OF ORGANIZATION

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was organized in January 1995 for a then proposed de novo bank, Thomasville
National Bank, Thomasville, Georgia (the "Bank"). The Bank commenced operations in October 1995. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank also offers trust services. The Bank operates from two banking offices, both in Thomasville, Georgia. The Bank's depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation, subject to certain limitations imposed by the FDIC. In addition to the Bank, the Company has two other subsidiaries, TNB Financial Services, Inc. ("TNBFS"), through which the Company provides investment advisory services, and Thomasville Capital Trust I ("TCTI") which issued $4.0 million in trust preferred securities to unrelated investors.


NOTE 3 - INVESTMENT SERVICES

      Information pertaining to securities with gross unrealized losses at March 31, 2005, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

                      Less than              Over
                    Twelve Months        Twelve Months             Total
                  ------------------   ------------------    ------------------
                  Fair    Unrealized   Fair    Unrealized    Fair    Unrealized
Description       Value      Loss      Value      Loss       Value      Loss
-----------       -----      ----      -----      ----       -----      ----
U.S. Agency and
  Government
  Corporations $3,570,044 $(131,341) $6,949,087 $(59,331) $10,519,131 $(190,672)
                =========  ========   =========  =======   ==========  ========

      At March 31, 2005, unrealized losses in the securities portfolio amounted to $190,672, representing 1.46% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and securities of U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers.
The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

      EXCHANGES OF NONMONETARY ASSETS: In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets", an amendment to APB Opinion No. 29, "Accounting for Nonmonetary Transactions." This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's financial condition, results of operations, or liquidity.

      SHARE-BASED PAYMENT: In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The revised Statement generally requires that companies account for these share-based transaction using the fair-value-based method, and eliminates a company's ability to account for these transactions using the intrinsic value method of accounting in APB Opinion No. 25. For small business issuers, Statement No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not yet determined the exact impact the new standard will have on its consolidated financial statements. The above disclosures, as required by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," provide detail as to its results of operations as if it had applied the fair value based method and recognition provisions of Statement No. 148 to stock-based employee compensation to the current reporting periods.

      MEANING OF OTHER THAN TEMPORARY IMPAIRMENT: In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, "Meaning of Other Than Temporary Impairment," which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position
(FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on the Company's financial condition, results of operations, or liquidity.

      LOAN COMMITMENTS: On March 9, 2004, the SEC issued Staff Accounting Bulletin 105 (SAB 105), "Application of Accounting Principles to Loan Commitment" stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS 133, but the valuation of such commitment should not consider expected future cash flows related to servicing of the future loan.

      The Company adopted the provisions of SAB 105 as of January 1, 2004. Adoption of SAB 105 did not result in a material impact on the Company's financial condition, results of operations, or liquidity.

      ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER:
In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on the Company's financial condition, results of operations, or liquidity.

      ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have
characteristics of both liabilities and equity.    The provisions of SFAS 150
became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations, or liquidity.

      In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interest that are classified as equity in the financial statement of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interest associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of March 31, 2005, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities."

      CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and the results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment is at risk is not sufficient to permit the entity to finance its activities itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct and indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

      In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities was required as of March 31, 2004, unless previously applied. TCTI meets the definition of an SPE.



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

     Valuation of Goodwill/Intangible Assets and Analysis for Impairment. The Company utilized the purchase method to reflect its acquisition of JPC. Accordingly, the Company was required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic reviews and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios.

     Additional information regarding these critical accounting policies is set forth in the notes to the Company's financial statements included in the Company's Form 10-KSB for the year ended December 31, 2004.


FINANCIAL CONDITION

      Total consolidated assets increased by $3.6 million, to $243.5 million, during the three-month period ended March 31, 2005. Cash and cash equivalents increased by $7.7 million, to $14.3 million; investment securities decreased by $5.4 million, to $13.0 million; loans increased by $0.7 million, to $205.0 million; and other assets increased by $0.6 million, to $11.1 million. To fund the growth in assets, deposits increased by $3.4 million, to $202.6 million; borrowings decreased by $1.0 million, to $19.5 million; other liabilities increased by $0.5 million, to $1.2 million; and the capital accounts increased by $0.7 million, to $20.3 million.

Liquidity and Capital Resources

      Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2005 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $14.3 million, representing 5.9% of total assets. Investment securities, which amounted to $13.1 million, or 5.4% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

      The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's         Minimum required
                        March 31, 2005      by regulator
                        --------------     ----------------
Leverage ratio                8.5%               4.0%
Risk weighted ratio          12.5%               8.0%

     On March 30, 2005, the Company, through a newly formed Delaware statutory trust, completed the sale of $4.0 million of trust preferred securities (the "Trust Preferred Securities"). The Trust Preferred Securities have a maturity of 30 years and are redeemable beginning in June 2010 or upon the occurrence of certain other conditions. The Company used approximately $2.7 million of the proceeds from the sale of the Trust Preferred Securities to repay holding company indebtedness and the remaining approximately $1.3 million was contributed as capital to the Bank. The Trust Preferred Securities pay cumulative cash distributions accumulating from the date of issuance at an annual rate of LIBOR plus 1.90% of the liquidation amount of $1,000 per preferred security on March 31, June 30, September 30 and December 31 of each year. The Trust Preferred Securities are recorded as subordinated debt on the consolidated balance sheet, but, subject to certain limitations, will qualify as Tier 1 capital for regulatory capital purposes.

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

      Following is an analysis of significant off-balance sheet financial instruments at March 31, 2005 and December 31, 2004.

                                              At              At
                                           March 31,      December 31,
                                             2005            2004
                                             ----            ----
                                                (In thousands)

Commitments to extend credit              $ 37,104         $ 25,115
Standby letters of credit                    5,306            4,420
                                           -------          -------
                                          $ 42,410         $ 29,535
                                           =======          =======


RESULTS OF OPERATIONS

      For the three-month periods ended March 31, 2005 and 2004, net income amounted to $805,301 and $646,849, respectively. On a per share basis, basic and diluted income for the three-month period ended March 31, 2005 amounted to $.27 and $.26, respectively. For the three-month period ended March 31, 2004, both basic and diluted income per share amounted to $.22. The factors primarily affecting the Company's results of operations for the first quarter of 2005 as compared to the first quarter of 2004 are discussed below:

a. Interest income, the most significant revenue item, increased from $2,730,747 for the three-month period ended March 31, 2004 to $3,391,186 for the three-month period ended March 31, 2005, representing an annual growth rate of 24.2%. The increase was primarily due to the increase in average earning assets and to higher yields. Average earning assets grew from $195.6 million at March 31, 2004 to $226.5 million at March 31, 2005, an increase of $30.9 million, or 15.8%.

b. The yield on earning assets increased from 5.59% for the three-month period ended March 31, 2004 to 5.99% for the three-month period ended March 31, 2005. The cost of funds also increased, from 1.94% as of March 31, 2004 to 1.98% as of March 31, 2005.

c. Net interest income, representing the difference between interest received on interest-earning assets and interest paid on interest bearing liabilities, increased from $1,894,661 for the three-month period ended March 31, 2004 to $2,297,200 for the three-month period ended March 31, 2005, a net increase of $402,539, or 21.2%. Net yield on earning assets increased from 3.88% for the three-month period ended March 31, 2004 to 4.06% for the three-month period ended March 31, 2005.

      The following presents, in a tabular form, the main components of interest-earning assets and interest bearing liabilities for the three-month period ended March 31, 2005.

                             (Dollars in 000's)

           Interest                            Interest
       Earning Assets/          Average        Income/      Yield/
     Bearing Liabilities        Balance         Cost         Cost
     -------------------        -------        --------     ------
     Federal funds sold       $   4,065       $     25       2.46%
     Securities                  14,796            129       3.50%
     Loans                      207,608          3,237       6.24%
                              ---------       --------       ----
       Total                  $ 226,469       $  3,391       5.99%
                              =========       --------       ----

     Deposits and borrowings  $ 220,710       $  1,094       1.98%
                              =========       --------       ----

     Net interest income                      $  2,297
                                              ========

     Net yield on earning assets                             4.06%
                                                             ====

d.  Other income increased from $609,113 for the three-month period ended
    March 31, 2004 to $678,016 for the three-month period ended March 31, 2005. This increase is primarily due to fees charged by TNBFS for money management and other advisory fees. As a percentage of average total assets, other income decreased from 1.16% for the three-month period ended March 31, 2004 to 1.12% for the three-month period ended March 31, 2005.

e. Total operating expenses increased from $1,400,559 for the three-month period ended March 31, 2004 to $1,617,665 for the three-month period ended March 31, 2005. As a percent of average total assets, total operating expenses remained unchanged at 2.65% for the three-month periods ended March 31, 2005 and 2004.

Allowance for Loan Losses
-------------------------

      At December 31, 2004, the allowance for loan losses amounted to $2,224,845; at March 31, 2005, the allowance amounted to $2,331,853. The allowance for loan losses, as a percent of gross loans, increased from 1.08% to 1.12% during the three-month period ended March 31, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

      The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

      Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (the Company's principal executive and financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2005 and, based on their evaluation, the Company's Chief Executive Officer concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      There were no changes in the Company's internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 5.  OTHER INFORMATION.
-------  ------------------

     Effective as of January 1, 2005, the Company and the Bank entered into employment agreements with the Company's and the Bank's President and Chief Executive Officer, Stephen H. Cheney, and Executive Vice President, Charles H. Hodges, III. Both employment agreements are for a term of four years. Under the agreements, the Bank will pay Mr. Cheney and Mr. Hodges an annual base salary of $170,000 and $135,000, respectively, and both officers will be eligible for individual bonuses of up to 30% of base salary per year as determined by the Compensation Committee of the Bank. Both officers are eligible for annual increases in base salary at the discretion of the Bank's Board of Directors and based upon the review of the Compensation Committee and the financial performance of the Bank. In addition, each officer is entitled to participate in benefit plans offered generally to other employees or to a class of employees that includes senior executives, and each is entitled to receive the use of an automobile and a family membership in the Glen Arven Country Club located in Thomasville, Georgia.

     The employment agreements are terminable by the majority vote of the Board of Directors of the Company and the Bank upon written notice to the respective officer. The agreements provide that loss of confidence by a Board of Directors in the leadership abilities of an officer is sufficient cause for termination. If either officer is terminated for any reason, the Company and the Bank shall have no further obligation other than for amounts owed to the officer on the date of termination. The employment agreements also contain noncompetion and employee nonsolication provisions that generally apply for a period of five years following the termination of employment. In the event such termination occurs as a result of a change in control (as defined in the employment agreements), the noncompetion and nonsolication provisions shall not apply.

     The summary of the employment agreements above is qualified in its entirety by reference to the text of the agreements, which are included as Exhibits 10.1 and 10.2 to this report.


                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS
-------  --------

     The following exhibits are filed with this report:

          Exhibit
          Number                         Description
          -------                        -----------

           3.1 Articles of Incorporation of the Company (incorporated herein by referenced to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 33-91536)

           3.2 Bylaws of the Company (incorporated herein by referenced to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 33-91536)

           10.1     Employment agreement among the Company, the Bank and Stephen
                    H. Cheney

           10.2     Employment agreement among the Company, the Bank and Charles
                    H. Hodges, III

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


Date: May 12, 2005       BY: /s/ Stephen H. Cheney
      -----------------      ------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                             Officer)