Form 10QSB
period 2005-06-30
THOMASVILLE BANCSHARES INC
filed 2005-08-15
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                        ---------------------------
                                FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2005.

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

	Common stock, $1.00 par value per share 2,939,983 shares issued and outstanding as of August 12, 2005.

	Transitional small business disclosure format (check one):
     Yes               No   X
          --------        -----------



                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                       THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                             June 30,     December 31,
                                              2005           2004
ASSETS                                     (Unaudited)    (Unaudited)
------                                     -----------    -----------

Cash and due from banks                   $  5,686,163    $  5,963,843
Federal funds sold                          20,593,328         662,263
                                          ------------    ------------
  Total cash and cash equivalents         $ 26,279,491    $  6,626,106
                                          ------------    ------------
Investment securities:
 Securities available-for-sale,
 at market value                          $ 13,092,116    $ 18,421,154
Loans, net                                 207,890,678     204,328,320
Property & equipment, net                    4,766,539       4,815,924
Goodwill                                     3,372,259       3,372,259
Other assets                                 3,988,492       2,320,074
                                          ------------    ------------
  Total Assets                            $259,389,575    $239,883,837
                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits            $ 26,660,749    $ 26,063,129
 Interest bearing deposits                 193,051,156     173,143,434
                                          ------------    ------------
  Total deposits                          $219,711,905    $199,206,563
Subordinated debentures                      4,000,000          -  -
Federal funds purchased                         -  -         1,097,000
Borrowings                                  13,091,667      19,376,107
Other liabilities                            2,044,178         682,627
                                          ------------    ------------
 Total Liabilities                        $238,847,750    $220,362,297
                                          ------------    ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 2,939,577
 (2005) and 2,937,625 (2004)
 shares issued & outstanding              $  2,939,577    $  2,937,625
Paid-in-capital                              7,972,414       7,872,245
Retained earnings                            9,712,405       8,739,226
Accumulated other
 comprehensive (loss)                          (82,571)        (27,556)
                                          ------------    ------------
 Total Shareholders' Equity               $ 20,541,825    $ 19,521,540
                                          ------------    ------------
 Total Liabilities and
  Shareholders' Equity                    $259,389,575    $239,883,837
                                          ============    ============


          Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        For the three months
                                           ended June 30,
                                      ------------------------
                                         2005          2004
                                         ----          ----
Interest income                       $3,707,613    $2,805,492
Interest expense                       1,227,830       858,418
                                       ---------     ---------

Net interest income                   $2,479,783    $1,947,074

Provision for possible loan losses       105,000       105,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $2,374,783    $1,842,074
                                       ---------     ---------

Other income
 Service charge on deposit accounts   $  167,283    $  158,298
 Fees, money management                  255,000       258,000
 Trust services                          178,384       122,138
 Other income and fees                   101,725        96,749
                                       ---------     ---------
  Total other income                  $  702,392    $  635,185
                                       ---------     ---------

Salaries and benefits                 $  893,792    $  824,589
Advertising and public relations          55,285        50,050
Depreciation                              98,316       104,039
Regulatory fees and assessments           25,581        22,909
Other operating expenses                 581,379       465,146
                                       ---------     ---------
  Total operating expenses            $1,654,353    $1,466,733
                                       ---------     ---------

Net income before taxes               $1,422,822    $1,010,526
Income taxes                             520,099       380,200
                                       ---------     ---------

Net income                            $  902,723    $  630,326
                                       =========     =========

Basic income per share                $      .31    $      .21
                                       =========     =========

Diluted income per share              $      .30    $      .21
                                       =========     =========

      Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         For the six months
                                           ended June 30,
                                      ------------------------
                                         2005          2004
                                         ----          ----
Interest income                       $7,098,799    $5,536,239
Interest expense                       2,321,816     1,694,504
                                       ---------     ---------

Net interest income                   $4,776,983    $3,841,735

Provision for possible loan losses       210,000       210,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $4,566,983    $3,631,735
                                       ---------     ---------

Other income
 Service charge on deposit accounts   $  319,063    $  313,043
 Fees, money management                  510,000       523,999
 Trust services                          344,006       228,060
 Other income and fees                   207,339       179,196
                                       ---------     ---------
  Total other income                  $1,380,408    $1,244,298
                                       ---------     ---------

Salaries and benefits                 $1,758,194    $1,598,014
Advertising and public relations         143,867       114,675
Depreciation                             196,163       209,624
Regulatory fees and assessments           52,391        47,458
Other operating expenses               1,121,403       897,521
                                       ---------     ---------
  Total operating expenses            $3,272,018    $2,867,292
                                       ---------     ---------

Net income before taxes               $2,675,373    $2,008,741
Income taxes                             967,349       731,566
                                       ---------     ---------

Net income                            $1,708,024    $1,277,175
                                       =========     =========

Basic income per share                $      .58    $      .43
                                       =========     =========

Diluted income per share              $      .56    $      .42
                                       =========     =========

    Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                              For the six-month period
                                                   Ended June 30,
                                            ---------------------------
                                                 2005           2004
                                                 ----           ----
Cash flows provided by operating activities $  1,167,037   $  1,264,955
                                             -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                  $   (146,778)  $   (144,385)
  Maturities, calls,
   paydowns, securities, AFS                   5,249,561      1,300,000
  Purchase of securities, AFS                     -  -       (4,714,441)
  (Increase) in loans                         (3,772,358)    (8,379,469)
                                             -----------    -----------
Net cash used by investing activities       $  1,330,425   $(11,938,295)
                                             -----------    -----------

Cash flows from financing activities:
  Issuance of stock to 401(k)               $     32,021   $     25,497
  Options, restricted stock                       -  -           65,991
  Decrease in borrowings and
   Federal Funds purchased                    (3,381,440)     2,482,853
  Increase in deposits                        20,505,342      8,729,247
                                             -----------    -----------
Net cash provided from
 financing activities                       $ 17,155,923   $ 11,303,588
                                             -----------    -----------

Net increase in cash and cash equivalents $ 19,653,385 $ 630,248 Cash and cash equivalents,
 beginning of period                           6,626,106      6,531,779
                                             -----------    -----------
Cash and cash equivalents, end of period    $ 26,279,491   $  7,162,027
                                             ===========    ===========


                   SCHEDULE OF NONCASH FINANCING ACTIVITIES

                                              For the six-month period
                                                   Ended June 30,
                                            ---------------------------
                                                 2005           2004
                                                 ----           ----
Declaration of cash dividends to be paid    $    734,845   $    675,363
Issuance of restricted stock                      70,100         65,991


         Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
        FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2005

                                                       Accumulated
                Common Stock                               Other
             -------------------     Paid in   Retained Comprehensive
             Shares    Par Value     Capital   Earnings    Income     Total
             ------    ---------     -------   --------    ------      -----

Balance,
 December 31,
 2003       2,934,076 $ 2,934,076 $ 7,615,280 $6,759,183 $  (7,033) $17,301,506
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 six-month
 period ended
 June 30,
 2004          - -         - -          - -    1,277,175     - -      1,277,175

Net unrealized
 (loss) on
 securities, six-
 month period
 ended June 30,
 2004          - -         - -          - -         - -   (146,234)    (146,234)
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -     1,277,175  (146,234)   1,130,941

Sale of
 2,286 shares
 to employee
 401(k) plan    2,286       2,286      23,211      - -        - -        25,497

Stock options,
 restricted
 stock
 (5,414
 options)        - -         - -       65,991      - -        - -        65,991
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 June 30,
 2004       2,936,362 $ 2,936,362 $ 7,704,482 $8,036,358 $(153,267) $18,523,935
            =========  ==========  ==========  =========  ========   ==========

-----------------------------------------------------

Balance,
 Dec 31,
 2004       2,937,625 $ 2,937,625 $ 7,872,245 $8,739,226 $ (27,556) $19,521,540
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 six-month
 period ended
 June 30, 2005   - -         - -       - -     1,708,024      - -     1,708,024

Net unrealized
 (loss) on
 securities,
 six-month
 period ended
 June 30, 2005   - -         - -       - -         - -     (55,015)     (55,015)
            ---------  ----------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -         - -       - -     1,708,024   (55,015)   1,653,009

Declaration
 of dividends    - -         - -       - -      (734,845)    - -       (734,845)

Sale of
 1,952 shares
 to employee
 401K plan      1,952       1,952     30,069      - -        - -         32,021

Stock options,
 restricted
 stock 5,290
 options         - -         - -      70,100      - -        - -         70,100
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 June 30,
 2005       2,939,577 $ 2,939,577 $ 7,972,414 $9,712,405 $ (82,571) $20,541,825
            =========  ==========  ==========  =========  ========   ==========

            Refer to notes to the consolidated financial statements.



                        THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              JUNE 30, 2005


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2004.


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


NOTE 3 - INVESTMENT SECURITIES

      Information pertaining to securities with gross unrealized losses at March 31, 2005, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

                    Less than              Over
                  Twelve Months        Twelve Months             Total
                ------------------   ------------------    ------------------
                Fair    Unrealized   Fair    Unrealized    Fair    Unrealized
Description     Value      Loss      Value      Loss       Value      Loss
-----------     -----      ----      -----      ----       -----      ----
U.S. Agency and
  Government
  Corp-
  orations    $3,035,769 $ (14,959) $7,037,557 $(110,882) $10,073,326 $(125,841)
               =========  ========   =========  ========   ==========  ========

      At June 30, 2005, unrealized losses in the securities portfolio amounted to $(125,841), representing 0.96% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and securities of U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers.
The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Under SFAS No. 123R, the Company must measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.
SFAS No 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures.

      On April 14, 2005, the Securities and Exchange Commission (SEC) amended Rule 4-01(a) of Regulation S-X that amended the compliance date for SFAS No. 123R. The SEC's new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company has determined that it will not adopt SFAS No. 123R until January 1, 2006.

      On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB
107), "Share-Based Payment." SAB 107 expresses the view of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, provides the staff's views regarding the valuation of share-based payments by public companies, and provides guidance regarding share-based payments with non-employees.

The Company has not determined the full impact of adoption of SFAS No. 123R.



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


FINANCIAL CONDITION

      Total consolidated assets increased by $19.5 million, to $259.4 million, during the six-month period ended June 30, 2005. Cash and cash equivalents increased by $19.6 million, to $26.3 million; investment securities decreased by $5.3 million, to $13.1 million; loans increased by $3.6 million, to $207.9 million; and other assets increased by $1.6 million, to $12.1 million. To fund the growth in assets, deposits increased by $20.5 million, to $219.7 million; borrowings decreased by $3.4 million, to $17.1 million; other liabilities increased by $1.4 million, to $2.0 million; and the capital accounts increased by $1.0 million, to $20.5 million.

Liquidity and Capital Resources

      Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The
June 30, 2005 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $26.3 million, representing 10.1% of total assets. Investment securities, which amounted to $13.1 million, or 5.0% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

      The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's         Minimum required
                         June 30, 2005      by regulator
                        --------------     ----------------
Leverage ratio                8.7%               4.0%
Risk weighted ratio          12.6%               8.0%

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

      Following is an analysis of significant off-balance sheet financial instruments at June 30, 2005 and December 31, 2004.

                                              At              At
                                            June 30,      December 31,
                                             2005            2004
                                             ----            ----
                                                (In thousands)

Commitments to extend credit              $ 39,705         $ 25,115
Standby letters of credit                    4,954            4,420
                                           -------          -------
                                          $ 44,659         $ 29,535
                                           =======          =======


RESULTS OF OPERATIONS

     For the three-month periods ended June 30, 2005 and 2004, net income amounted to $902,723 and $630,326, respectively. On a per share basis, basic and diluted income for the three-month period ended June 30, 2005 was $0.31 and $0.30, respectively. For the three-month period ended June 30, 2004, basic and diluted income per share, were both $0.21. Management believes that the following facts are important to consider when comparing the results of the three-month period ended June 30, 2005 with the three-month period ended June 30, 2004:

a. Net interest income increased by approximately $533,000, or by 27.3%. This was accomplished over a time period when total assets have increased by only 18.9%.

b. The above increase combined with a $67,000 increase in non-interest income was more than sufficient to offset the $188,000 increase in operating expense.

      Net income for the six-month period ended June 30, 2005 amounted to $1,708,024, or $0.58 and $0.56 per basic and diluted share. For the six-month period ended June 30, 2004, net income amounted to $1,277,175, or $0.43 and $0.42 per basic and diluted share. Management believes that the following facts are important to consider when comparing the results of operations for the six-month period ended June 30, 2005 with the six-month period ended June 30, 2004:

a. Average total earning assets increased from $198.7 million for the six months ended June 30, 2004 to $228.5 million for the six months ended June 30, 2005. The net increase of $29.8 million represents a 15.0% increase in average earning assets over a twelve-month period.

b. The yield on earning assets increased from 5.57% for the six-month period ended June 30, 2004 to 6.21% for the six-month period ended June 30, 2005. This increase is mainly due to economic policies undertaken by the Federal Reserve Board. Interest income increased from $5,536,239 for the six-month period ended June 30, 2004 to $7,098,799 for the six-month period ended June 30, 2005 because of the growth in average earning assets and the higher yields on all earning asset categories.

c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table presents the main components of interest earning assets and interest bearing liabilities for the six-month period ended June 30, 2005.

                                          (Dollars in 000's)
      Interest                                 Interest
   Earning Assets/              Average        Income/      Yield/
Bearing Liabilities             Balance         Cost         Cost
-------------------             -------         -----        ----
Federal funds sold            $   5,103       $     72       2.82%
Securities                       13,808            260       3.76%
Loans                           209,600          6,767       6.46%
                               --------        -------       ----
  Total                       $ 228,511       $  7,099       6.21%
                               --------        -------       ----

Deposits and borrowings       $ 197,190       $  2,322       2.36%
                               --------        -------       ----

Net interest income                           $  4,777
                                               =======

Net yield on earning assets                                  4.18%
                                                             ====

     Net interest income increased from $3,841,735 for the six-month period ended June 30, 2004 to $4,776,983 for the six-month period ended June 30, 2005, an increase of $935,248, or 24.3%. While the average cost of funds decreased by 38 basis points to 1.98% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, the yield on earning assets increased by 64 basis points over the same period. As a result, the net yield on earning assets increased from 3.87% for the six-month period ended June 30, 2004 to 4.18% for the six-month period ended June 30, 2005.

d. Other income increased from $1,244,298 for the six-month period ended June 30, 2004 to $1,380,408 for the six-month period ended June 30, 2005. As a percent of average total assets, other income decreased from 1.19% for the six-month period ended June 30, 2004 to 1.10% for the six-month period ended June 30, 2005.

e. Total operating expenses increased from $2,867,292 for the six-month period ended June 30, 2004 to $3,272,018 for the six-month period ended June 30, 2005. As a percent of average total assets, total operating expenses declined from 2.74% for the six-month period ended June 30, 2004 to 2.62% for the six-month period ended June 30, 2005.

Allowance for Loan Losses

      At December 31, 2004, the allowance for loan losses amounted to $2,224,845; at June 30, 2005, the allowance amounted to $2,438,240. The allowance for loan losses, as a percent of gross loans, increased from 1.08% to 1.15% during the six-month period ended June 30, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

      The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

      Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (the Company's principal executive and financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2005 and, based on their evaluation, the Company's Chief Executive Officer concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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



                   PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

The 2005 Annual Meeting of Shareholders of the Company was held on May 17, 2005. At the meeting, the following persons were elected as Class III directors to serve for a term of three years and until their successors are elected as qualified: Charles A. Balfour, David O. Lewis, Richard L. Singletary, Jr., and Stephen H. Cheney.

The number of votes cast for and withheld with respect to the election of each nominee for director was as follows:

                                    Votes      Votes
                                     For      Withheld
                                     ---      --------
     Charles A. Balfour            1,906,991    7,990
     David O. Lewis                1,906,991    7,990
     Richard L. Singletary, Jr.    1,906,991    7,990
     Stephen H. Cheney             1,906,991    7,990

In addition, the shareholders of the Company ratified the appointment of Francis and Company, CPAs as auditors for the Company and its subsidiaries for the year ending December 31, 2005. The number of votes for, against and withheld with respect to the ratification of Francis and Company, CPAs was as follows:

                                    Votes      Votes
                                     For      Withheld
                                     ---      --------
                                   1,911,781    3,200

No other matters were presented or voted on at the Annual Meeting.

The following persons did not stand for reelection at the 2004 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting:
Charles E. Hancock, Charles H. Hodges, III, Harold L. Jackson, Diane W. Parker, David A. Cone, Charles W. McKinnon, Jr., Randall L. Moore, Cochran A. Scott, Jr., and J. Mark Parker.


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


Date: August 12, 2005    By: /s/Stephen H. Cheney
      -----------------      ------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                             Officer)