Form 10QSB
period 2005-09-30
THOMASVILLE BANCSHARES INC
filed 2005-11-14
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                        ---------------------------
                                FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2005.

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

      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

                    Yes                  No          X
                         ----------           ----------------

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, $1.00 par value per share 2,940,061 shares issued and outstanding as of November 10, 2005.

	Transitional small business disclosure format (check one):
     Yes               No   X
          --------        -----------



                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                       THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                          September 30,   December 31,
                                              2005           2004
ASSETS                                     (Unaudited)    (Unaudited)
------                                     -----------    -----------

Cash and due from banks                   $ 13,011,729    $  5,963,843
Federal funds sold                           1,560,041         662,263
                                          ------------    ------------
  Total cash and cash equivalents         $ 14,571,770    $  6,626,106
                                          ------------    ------------
Investment securities:
 Securities available-for-sale,
 at market value                          $ 12,392,805    $ 18,421,154
Loans, net                                 222,723,264     204,328,320
Property & equipment, net                    5,696,641       4,815,924
Goodwill                                     3,372,259       3,372,259
Other assets                                 3,123,132       2,320,074
                                          ------------    ------------
  Total Assets                            $261,879,871    $239,883,837
                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits            $ 27,011,754    $ 26,063,129
 Interest bearing deposits                 195,129,541     173,143,434
                                          ------------    ------------
  Total deposits                          $222,141,295    $199,206,563
Subordinated debentures                      4,000,000          -  -
Federal funds purchased                         -  -         1,097,000
Borrowings                                  12,966,667      19,376,107
Other liabilities                            1,248,803         682,627
                                          ------------    ------------
 Total Liabilities                        $240,356,765    $220,362,297
                                          ------------    ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 2,940,061
 (2005) and 2,937,625 (2004)
 shares issued & outstanding              $  2,940,061    $  2,937,625
Paid-in-capital                              8,016,986       7,872,245
Retained earnings                           10,667,820       8,739,226
Accumulated other
 comprehensive (loss)                         (101,761)        (27,556)
                                          ------------    ------------
 Total Shareholders' Equity               $ 21,523,106    $ 19,521,540
                                          ------------    ------------
 Total Liabilities and
  Shareholders' Equity                    $261,879,871    $239,883,837
                                          ============    ============


          Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        For the three months
                                         ended September 30,
                                      ------------------------
                                         2005          2004
                                         ----          ----
Interest income                       $4,003,258    $3,047,912
Interest expense                       1,499,330       936,285
                                       ---------     ---------

Net interest income                   $2,503,928    $2,111,627

Provision for possible loan losses       105,000       105,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $2,398,928    $2,006,627
                                       ---------     ---------

Other income
 Service charge on deposit accounts   $  177,550    $  169,082
 Fees, money management                  248,000       253,000
 Trust services                          178,013       123,174
 Other income and fees                   122,352       110,783
                                       ---------     ---------
  Total other income                  $  725,915    $  656,039
                                       ---------     ---------

Salaries and benefits                 $  953,305    $  788,897
Advertising and public relations          64,793        64,074
Depreciation                              97,935        94,507
Regulatory fees and assessments           26,223        23,203
Other operating expenses                 502,293       563,187
                                       ---------     ---------
  Total operating expenses            $1,644,549    $1,533,868
                                       ---------     ---------

Net income before taxes               $1,480,294    $1,128,798
Income taxes                             524,880       426,806
                                       ---------     ---------

Net income                            $  955,414    $  701,992
                                       =========     =========

Basic income per share                $      .32    $      .24
                                       =========     =========

Diluted income per share              $      .30    $      .23
                                       =========     =========

      Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        For the nine months
                                         ended September 30,
                                      ------------------------
                                         2005          2004
                                         ----          ----
Interest income                      $11,102,057    $8,584,151
Interest expense                       3,821,146     2,630,789
                                      ----------     ---------

Net interest income                  $ 7,280,911    $5,953,362

Provision for possible loan losses       315,000       315,000
                                      ----------     ---------

Net interest income after provision
 for possible loan losses            $ 6,965,911    $5,638,362
                                      ----------     ---------

Other income
 Service charge on deposit accounts  $   496,613    $  482,125
 Fees, money management                  758,000       776,999
 Trust services                          522,019       351,234
 Other income and fees                   329,691       289,979
                                      ----------     ---------
  Total other income                 $ 2,106,323    $1,900,337
                                      ----------     ---------

Salaries and benefits                $ 2,711,499    $2,386,911
Advertising and public relations         208,660       178,749
Depreciation                             294,098       304,131
Regulatory fees and assessments           78,614        70,661
Other operating expenses               1,623,696     1,460,708
                                      ----------     ---------
  Total operating expenses           $ 4,916,567    $4,401,160
                                      ----------     ---------

Net income before taxes              $ 4,155,667    $3,137,539
Income taxes                           1,492,229     1,158,372
                                      ----------     ---------

Net income                           $ 2,663,438    $1,979,167
                                      ==========     =========

Basic income per share               $       .91    $      .67
                                      ==========     =========

Diluted income per share             $       .87    $      .65
                                      ==========     =========

    Refer to notes to the consolidated financial statements.



                   THOMASVILLE BANCSHARES, INC.
                      THOMASVILLE, GEORGIA
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                             For the nine-month period
                                                ended September 30,
                                            ---------------------------
                                                 2005           2004
                                                 ----           ----
Cash flows provided by operating activities $  3,102,262   $  2,282,066
                                             -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                  $ (1,174,815)  $   (175,885)
  Maturities, calls,
   paydowns, securities, AFS                   6,387,537      3,300,000
  Purchase of securities, AFS                   (500,000)    (6,306,287)
  (Increase) in loans                        (18,709,944)   (16,161,627)
                                             -----------    -----------
Net cash used by investing activities       $(13,997,222)  $(19,343,799)
                                             -----------    -----------

Cash flows from financing activities:
  Issuance of stock to 401(k)               $     40,677   $     30,358
  Options, restricted stock                      106,500        101,110
  (Decrease) in borrowings
   and federal funds purchased                (3,506,440)      (642,147)
  Increase in deposits                        22,934,732     22,894,130
  Payment of cash dividend                      (734,845)      (675,363)
                                             -----------    -----------
Net cash provided from
 financing activities                       $ 18,840,624   $ 21,708,088
                                             -----------    -----------

Net increase in cash and cash equivalents $ 7,945,664 $ 4,646,355 Cash and cash equivalents,
 beginning of period                           6,626,106      6,531,779
                                             -----------    -----------
Cash and cash equivalents, end of period    $ 14,571,770   $ 11,178,134
                                             ===========    ===========


                   SCHEDULE OF NONCASH FINANCING ACTIVITIES

                                             For the nine-month period
                                                ended September 30,
                                            ---------------------------
                                                 2005           2004
                                                 ----           ----
Issuance of restricted stock                $    106,500   $    101,110


         Refer to notes to the consolidated financial statements.


                                                THOMASVILLE BANCSHARES, INC.
                                                    THOMASVILLE, GEORGIA
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2005

                                                                                                           Accumulated
                                                            Common Stock                                     Other
                                                        ---------------------     Paid in      Retained   Comprehensive
                                                        Shares      Par Value     Capital      Earnings      Income      Total
                                                        ------      ---------     -------      --------      ------      -----

Balance December 31, 2003                              1,467,038   $ 1,467,038  $ 9,082,318  $ 6,759,183  $  (7,033)  $17,301,506
                                                       ---------    ----------   ----------   ----------   --------    ----------

Comprehensive Income:
---------------------
Net income, nine-month period
 ended September 30, 2004                                 - -           - -          - -       1,979,167     - -        1,979,167

Net unrealized gain on securities,
 nine-month period ended September 30, 2004               - -           - -          - -          - -        14,839        14,839
                                                       ---------    ----------   ----------   ----------   --------    ----------

Total comprehensive income                                - -           - -          - -       1,979,167     14,839     1,994,006

Sale of 1,334 shares to employee 401(k) plan               1,334         1,334       28,390       - -        - -           29,724

To effect two-for-one stock split                      1,468,372     1,468,372   (1,468,372)      - -        - -           - -

Sale of 57 shares to employee 401(k) plan                     57            57          577       - -        - -              634

Stock options, restricted stock (8,940 options)           - -           - -        101,110        - -        - -          101,110

Dividends paid                                            - -           - -          - -        (675,363)    - -         (675,363)
                                                       ---------    ----------   ----------   ----------   --------    ----------

Balance, September 30, 2004                            2,936,801   $ 2,936,801  $ 7,744,023  $ 8,062,987  $   7,806   $18,751,617
                                                       =========    ==========   ==========   ==========   ========    ==========

-----------------------------------------------------

Balance, December 31, 2004                             2,937,625   $ 2,937,625  $ 7,872,245  $ 8,739,226  $ (27,556)  $19,521,540
                                                       ---------    ----------   ----------   ----------   --------    ----------

Comprehensive Income:
---------------------
Net income, nine-month period
 ended September 30, 2005                                 - -           - -          - -       2,663,438     - -        2,663,438

Net unrealized (loss) on securities,
 nine-month period ended September 30, 2005               - -           - -          - -          - -       (74,205)      (74,205)
                                                       ---------    ----------   ----------   ----------   --------    ----------

Total comprehensive income                                - -           - -          - -       2,663,438    (74,205)    2,589,233

Distribution of dividends                                 - -           - -          - -        (734,845)    - -         (734,845)

Sale of 2,436 shares to employee 401(k) plan               2,436         2,436       38,241       - -        - -           40,677

Stock options, restricted stock (8,037 options)           - -           - -         106,500       - -         - -         106,500
                                                       ---------    ----------   ----------   ----------   --------    ----------

Balance, September 30, 2005                            2,940,061   $ 2,940,061  $ 8,016,986  $10,667,820  $(101,761)  $21,523,106
                                                       =========    ==========   ==========   ==========   ========    ==========

                 Refer to notes to the consolidated financial statements.
<FN/>


                        THOMASVILLE BANCSHARES, INC.
                           THOMASVILLE, GEORGIA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2005


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2004.


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


NOTE 3 - INVESTMENT SECURITIES

      Information pertaining to securities with gross unrealized losses at September 30, 2005, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

                    Less than              Over
                  Twelve Months        Twelve Months             Total
                ------------------   ------------------    ------------------
                Fair    Unrealized   Fair    Unrealized    Fair    Unrealized
Description     Value      Loss      Value      Loss       Value      Loss
-----------     -----      ----      -----      ----       -----      ----
U.S. Agency and
  Government
  Corp-
  orations    $2,086,630 $ (10,653) $7,901,906 $(143,686) $ 9,988,536 $(154,339)
               =========  ========   =========  ========   ==========  ========

      At September 30, 2005, unrealized losses in the securities portfolio amounted to $(154,339), representing 1.25% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and securities of U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers. The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.


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

The Company has not determined the full impact of adoption of SFAS No. 123R.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------     ----------------------------------------------------------

OVERVIEW
--------

     Thomasville Bancshares, Inc., a Georgia corporation (the "Company"), was formed in March 1995 to organize and act as the holding company for Thomasville National Bank (the "Bank"), a national banking association. The Bank opened for business in October 1995, and presently operates two branches in Thomasville, Georgia. The Bank is a full-service commercial bank, with trust powers, and offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest-bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, internet banking, direct deposit and automatic teller services.

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

     Income Taxes. The Company estimates income tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 13 of the consolidated financial statements at December 31, 2004. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of its tax position. Although the Company uses available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws influencing the Company's overall tax position.

     Valuation of Goodwill/Intangible Assets and Analysis for Impairment. The Company utilized the purchase method to reflect its acquisition of JPC, now TNBFS. Accordingly, the Company was required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic reviews and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios.

     Additional information regarding these critical accounting policies is set forth in the notes to the Company's financial statements included in the Company's Form 10-KSB for the year ended December 31, 2004.


FINANCIAL CONDITION

      Total consolidated assets increased by $22.0 million, to $261.9 million, during the nine-month period ended September 30, 2005. Cash and cash equivalents increased by $7.9 million, to $14.6 million; investment securities decreased by $6.0 million, to $12.4 million; loans increased by $18.4 million, to $222.7 million; and other assets increased by $0.8 million, to $6.5 million. To fund the growth in assets, deposits increased by $22.9 million, to $222.1 million; borrowings decreased by $3.5 million, to $17.0 million; other liabilities increased by $0.6 million, to $1.2 million; and the capital accounts increased by $2.0 million, to $21.5 million.

Liquidity and Capital Resources

      Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2005 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $14.6 million, representing 5.6% of total assets. Investment securities, which amounted to $12.4 million, or 4.7% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

      The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's         Minimum required
                       September 30, 2005   by regulator
                        --------------     ----------------
Leverage ratio                8.5%               4.0%
Risk weighted ratio          12.2%               8.0%

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

      Following is an analysis of significant off-balance sheet financial instruments at September 30, 2005 and December 31, 2004.

                                              At              At
                                         September 30,      December 31,
                                             2005            2004
                                             ----            ----
                                                (In thousands)

Commitments to extend credit              $ 39,315         $ 25,115
Standby letters of credit                    5,053            4,420
                                           -------          -------
                                          $ 44,368         $ 29,535
                                           =======          =======


RESULTS OF OPERATIONS

     For the three-month periods ended September 30, 2005 and 2004, net income amounted to $955,414 and $701,992, respectively. On a per share basis, basic and diluted income for the three-month period ended September 30, 2005 was $0.32 and $0.30, respectively. For the three-month period ended September 30, 2004, basic and diluted income per share, was $0.24 and $0.23, respectively. Management believes that the following facts are important to consider when comparing the results of the three-month period ended September 30, 2005 with the three-month period ended September 30, 2004:

a. Net interest income increased by approximately $392,000, or by 18.6%. This was accomplished over a time period when total assets have increased by 24.2%.

b. The above increase, combined with a $70,000 increase in non-interest income, was more than sufficient to offset the $111,000 increase in operating expense. Income from trust services grew from $123,000 for the three-month period ended September 30, 2004 to $178,000 for the three-month period ended September 30, 2005, or by 44.7%. On the expense side, the largest growth was experienced in salaries and benefits which grew by $164,000 or by 20.8% over the same time periods as above.

      Net income for the nine-month period ended September 30, 2005 amounted to $2,663,438, or $0.91 and $0.87 per basic and diluted share, respectively. For the nine-month period ended September 30, 2004, net income amounted to $1,979,167, or $0.67 and $0.65 per basic and diluted share, respectively. Management believes that the following facts are important to consider when comparing the results of operations for the nine-month period ended September 30, 2005 with the nine-month period ended September 30, 2004:

a. Average total earning assets increased from $203.0 million for the nine months ended September 30, 2004 to $232.6 million for the nine months ended September 30, 2005. The net increase of $29.8 million represents a 14.6% increase in average earning assets over a twelve-month period.

b. The yield on earning assets increased from 5.64% for the nine-month period ended September 30, 2004 to 6.36% for the nine-month period ended September 30, 2005. This increase is mainly due to economic policies undertaken by the Federal Reserve Board. Interest income increased from $8,584,151 for the nine-month period ended September 30, 2004 to $11,102,057 for the nine-month period ended September 30, 2005, primarily because of the growth in average earning assets and the higher yields on all earning asset categories.

c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table presents the main components of interest earning assets and interest bearing liabilities for the nine-month period ended September 30, 2005.

                                          (Dollars in 000's)
      Interest                                 Interest
   Earning Assets/              Average        Income/      Yield/
Bearing Liabilities             Balance         Cost         Cost
-------------------             -------         -----        ----
Federal funds sold            $   6,131       $    143       3.11%
Securities                       13,708            392       3.81%
Loans                           212,816         10,567       6.62%
                               --------        -------       ----
  Total                       $ 232,655       $ 11,102       6.36%
                               --------        -------       ----

Deposits and borrowings       $ 199,190       $  3,821       2.56%
                               --------        -------       ----

Net interest income                           $  7,281
                                               =======

Net yield on earning assets                                  4.17%
                                                             ====

     Net interest income increased from $5,953,362 for the nine-month period ended September 30, 2004 to $7,280,911 for the nine-month period ended September 30, 2005, an increase of $1,327,549, or 22.3%. While the average cost of funds increased by 58 basis points to 2.56% for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004, the yield on earning assets increased by 72 basis points over the same period. As a result, the net yield on earning assets increased from 3.91% for the nine-month period ended September 30, 2004 to 4.17% for the nine-month period ended September 30, 2005.

d. Other income increased from $1,900,337 for the nine-month period ended September 30, 2004 to $2,106,323 for the nine-month period ended September 30, 2005. As a percent of average total assets, other income decreased from 1.16% for the nine-month period ended September 30, 2004 to 1.12% for the nine-month period ended September 30, 2005.

e. Total operating expenses increased from $4,401,160 for the nine-month period ended September 30, 2004 to $4,916,567 for the nine-month period ended September 30, 2005. As a percent of average total assets, total operating expenses declined from 2.70% for the nine-month period ended September 30, 2004 to 2.61% for the nine-month period ended September 30, 2005.

Allowance for Loan Losses

      At December 31, 2004, the allowance for loan losses amounted to $2,224,845; at September 30, 2005, the allowance amounted to $2,515,193. The allowance for loan losses, as a percent of gross loans, increased from 1.08% at December 31, 2004 to 1.11% at September 30, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

      The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

      Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (the Company's principal executive and financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2005 and, based on their evaluation, the Company's Chief Executive Officer concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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



                   PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS
-------  --------

The following exhibits are filed with this report.

          Exhibit
          Number                         Description
          -------                        -----------

            3.1 Articles of Incorporation of the Company (incorporated herein by reference to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 33-91536)

            3.2 Bylaws of the Company (incorporated herein by reference to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 33-91536)

           31.1 Certification Pursuant to Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.

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


Date: November 10, 2005  By: /s/Stephen H. Cheney
      -----------------      ------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                             Officer)