Form 10KSB
period 2005-12-31
THOMASVILLE BANCSHARES INC
filed 2006-03-31
CIK 944468

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                           ---------------------

                               FORM 10-KSB

ARTICLE I (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

Commission File No. 0-25929

                         THOMASVILLE BANCSHARES, INC.
               (Name of Small Business Issuer in Its charter)

         Georgia                                       58-2175800
  -------------------------               -----------------------------------
(State or Other Jurisdiction            (I.R.S. Employer Identification Number)
of Incorporation or Organization)

   301 North Broad Street                                31792
    Thomasville, Georgia                          --------------------
----------------------------------                     (Zip Code)
(Address of Principal Executive Offices)

                               (229) 226-3300
               ----------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b)
           of the Exchange Act:                          Name of Each Exchange
           Title of Each Class                            on Which Registered
           -------------------                            -------------------
                 None                                             None

Securities registered under Section 12(g) of the Exchange Act:

                               COMMON STOCK, $1.00 PAR VALUE
                    --------------------------------------------------
                                    (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $18,307,195.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer (2,165,722 shares) on March 28, 2006, was approximately $48,728,745. As of such date, no organized trading market existed for the common stock of the issuer. The aggregate market value was computed by reference to the last sale of the common stock of the issuer on March 6, 2006. For the purposes of this response, directors, officers and holders of 5% or more of the issuer's common stock are considered the affiliates of the issuer at that date.

As of March 28, 2006, there were issued and outstanding 2,940,839 shares of the issuer's common stock.

                        DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2006 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer's fiscal year end are incorporated into Part III, Items 9 through 12, and 14, of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one): [ ]  YES  [X]  NO

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of, including, but not limited to, statements concerning the banking industry and the issuer's operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "can," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the issuer's control, and actual results may differ materially depending on a variety of important factors, including competition, general economic and market conditions, changes in interest rates, changes in the value of real estate and other collateral securing loans, interest rate sensitivity and exposure to regulatory and legislative changes, and other risks and uncertainties described in the issuer's filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Therefore, we can give no assurance that the results contemplated in the forward-looking statements will be realized. The inclusion of this forward-looking information should not be construed as a representation by the issuer or any person that the future events, plans, or expectations contemplated by the issuer will be achieved. The issuer undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.



                                     PART I

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

      As of December 31, 2005, the Bank and TNBFS together managed approximately $ 409 million in trust, agency and custody accounts.


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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2005, 2004, and 2003. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                          Year Ended December 31,
                                     ---------------------------------
                                        2005        2004        2003
                                        ----        ----        ----
                                                (In thousands)
AVERAGE CONSOLIDATED ASSETS

Cash and due from banks              $   7,599   $   5,831   $   5,095
                                      --------    --------    --------
Taxable securities                      13,866      12,176       8,022
Federal funds sold                       8,566       3,929       5,405
Net loans                              216,544     189,927     166,639
                                      --------    --------    --------
   Total interest-earning assets       238,976     206,032     180,066
Other assets                             8,567       9,835       7,341
                                      --------    --------    --------
Total assets                         $ 255,142   $ 221,698   $ 192,502
                                      ========    ========    ========

AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest-bearing deposits        $  27,010   $  21,505   $  18,031
NOW and money market deposits          119,925      94,840      84,214
Savings deposits                         7,544       6,510       5,298
Time deposits                           59,928      54,182      51,253
Other borrowings                        18,563      25,711      16,595
Other liabilities                        1,130         943         706
                                      --------    --------    --------
Total liabilities                    $ 234,100   $ 203,691   $ 176,097
Stockholders' equity                    21,042      18,007      16,405
                                      --------    --------    --------
Total liabilities
 and stockholders' equity            $ 255,142   $ 221,698   $ 192,502
                                      ========    ========    ========

      The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                   Year Ended December 31, 2005    Year Ended December 31, 2004    Year Ended December 31, 2003
                   -----------------------------   -----------------------------   ---------------------------
                               Interest  Average              Interest  Average              Interest  Average
                    Average    Earned/   Yield/     Average    Earned/   Yield/     Average   Earned/   Yield/
                     Amount     Paid      Rate       Amount     Paid      Rate       Amount    Paid      Rate
                     ------     ----      ----       ------     ----      ----       ------    ----      ----
                                                        (Dollars in thousands)
     Assets
     ------
Taxable securities $ 13,866   $   547     3.94%    $ 12,176   $   442     3.63%    $  8,022   $   298     3.71%
Federal funds sold    8,566       302     3.53%       3,929        62     1.58%       5,405        56     1.04%
Net loans           216,544(1) 14,598(2)  6.74%     189,927(3) 11,313(4)  5.96%     166,639(5) 10,091(6)  6.06%
                    -------    ------               -------    ------               -------    ------
Total
 earning assets    $238,976   $15,447     6.46%    $206,032   $11,817     5.74%    $180,066   $10,445     5.80%
                    =======    ======               =======    ======               =======    ======
   Liabilities
   -----------
NOW and money
 market deposits   $119,925   $ 2,869     2.39%    $ 94,840   $ 1,373     1.45%    $ 84,214   $ 1,180     1.40%
Savings deposits      7,544        97     1.29%       6,510        65     1.00%       5,298        53     1.00%
Time deposits        59,928     1,767     2.95%      54,182     1,367     2.52%      51,253     1,644     3.21%
Other borrowings     18,563       804     4.33%      25,711       872     3.39%      16,595       697     4.20%
                    -------    ------               -------    ------               -------    ------
Total interest
 bearing
 liabilities       $205,960   $ 5,537     2.69%    $181,243   $ 3,677     2.03%    $157,360   $ 3,574     2.27%
                    =======    ======               =======    ======               =======    ======
Net yield on
 earning assets                           4.15%                           3.95%                           3.82%

______________________

(1)   At December 31, 2005, $624 in loans were not accruing interest.
(2) Interest earned on net loans includes $531 in loan fees and loan service fees.
(3)   At December 31, 2004, $1,806 in loans were not accruing interest.
(4) Interest earned on net loans includes $460 in loan fees and loan service fees.
(5)   At December 31, 2003, $106 in loans were not accruing interest.
(6) Interest earned on net loans includes $423 in loan fees and loan service fees.

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

                                 Year Ended               Year Ended
                               December 31, 2005        December 31, 2004
                                compared with            compared with
                                 Year Ended               Year Ended
                               December 31, 2004        December 31, 2003
                               -----------------        -----------------
                                  Increase (decrease) due to:

                           Volume   Rate    Total    Volume   Rate    Total
                           ------   ----    -----    ------   ----    -----
                                            (In thousands)
Interest earned on:
  Taxable securities       $   65  $    40  $  105   $  150  $    (6) $  144
  Federal funds sold          117      123     240       (6)      12       6
  Net loans                 1,699    1,586   3,285    1,383     (161)  1,222
                            -----   ------   -----    -----   ------   -----
Total interest income       1,881    1,749   3,630    1,527     (155)  1,372
                            -----   ------   -----    -----   ------   -----

Interest paid on:
  NOW deposits
   and money market        $  434  $ 1,062  $1,496   $  151  $    42  $  193
  Savings deposits             11       21      32       12      --       12
  Time deposits               153      247     400      100     (378)   (278)
  Other borrowings            (34)     (34)    (68)     269      (94)    175
                            -----   ------   -----    -----   ------   -----
Total interest expense        564    1,296   1,860      532     (430)    102
                            -----   ------   -----    -----   ------   -----

Change in net
 interest income           $1,317   $  453  $1,770   $  995  $   275  $1,270
                            =====   ======   =====    =====   ======  =====


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

      The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                           Year Ended         Year Ended         Year Ended
                       December 31, 2005  December 31, 2004  December 31, 2003
                       -----------------  -----------------  -----------------
                       Average  Average   Average  Average    Average  Average
Deposit Category       Amount  Rate Paid  Amount  Rate Paid   Amount  Rate Paid
----------------       ------  ---------   ------  ---------  ------  ---------
                                            (Dollars in thousands)
Non-interest-bearing
 demand deposits      $ 27,010     N/A    $21,505     N/A    $18,031     N/A
NOW and money
  market deposits      119,925    2.39%    94,840    1.45%    84,214    1.40%
Savings deposits         7,544    1.29%     6,510    1.00%     5,298    1.00%
Time deposits           59,928    2.95%    54,182    2.52%    51,253    3.21%

      The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2005:

   Time Certificates of Deposit             At December 31, 2005
   ----------------------------             --------------------
                                              (In thousands)
      3 months or less                           $ 9,307
      3-6 months                                   8,928
      6-12 months                                 16,379
      over 12 months                               2,990
                                                  ------
           Total                                 $37,604
                                                  ======

LOAN PORTFOLIO

      The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2005, the Bank had a legal lending limit for unsecured loans of up to $3,765,000 to any one person.

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

      The following table presents various categories of loans contained in the Bank's loan portfolio as of the dates indicated and the total amount of all loans for such periods:

                                            As of December 31,
                           ------------------------------------------------
   Type of Loan               2005      2004      2003      2002      2001
   ------------               ----      ----      ----      ----      ----
                                              (In thousands)
Commercial, financial
 and agricultural          $ 68,741  $ 48,498  $ 43,179  $ 34,841  $ 40,032
Real Estate - construction   10,171     7,919     9,834    11,588     6,334
Real Estate - mortgage      139,020   138,978   117,167   101,046    80,747
Installment and other
 loans to individuals         9,139    11,158    11,531     9,147     8,788
                            -------   -------   -------   -------   -------
Subtotal                    227,071   206,553   181,711   156,622   135,901
Less:  allowance
       for possible
       loan losses           (2,713)   (2,225)   (1,961)   (1,722)   (1,565)
                            -------   -------   -------   -------   -------
Total (net of allowances)  $224,358  $204,328  $179,750  $154,900  $134,336
                            =======   =======   =======   =======   =======

      The following is a presentation of an analysis of maturities of certain loans as of December 31, 2005:

                                                 Due         Due
                                 Due 1       After 1 to     After
   Type of Loan               Year or Less     5 Years     5 Years     Total
   ------------               ------------     -------     -------     -----
                                              (In thousands)
Commercial, financial
 and agricultural               $50,653       $18,088      $ --       $68,741
Real Estate - construction       10,171          --          --        10,171
                                 ------        ------       -----      ------
     Total                      $60,824       $18,088      $ --       $78,912
                                 ======        ======       =====      ======

      For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2005:

                                                  Due        Due
                                   Due 1      After 1 to    After
   Interest Category            Year or Less    5 Years    5 Years     Total
   -----------------            ------------    -------    -------     -----
                                                 (In thousands)
Predetermined interest rate      $ 6,585       $ 2,033      $ --      $ 8,618
Floating interest rate            54,239        16,055        --       70,294
                                  ------        ------      -----      ------
     Total                       $60,824       $18,088      $ --      $78,912
                                  ======        ======      =====      ======

      As of December 31, 2005 and 2004, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $3,563,148 and $3,582,215, respectively. The average recorded investment in impaired loans amounted to approximately $3,673,112 and $3,111,468 for 2005 and 2004, respectively. The allowance related to impaired loans amounted to approximately $258,876 and $435,817 at December 31, 2005 and 2004, respectively. The balance of the allowance in excess of the above specific reserves is available to absorb the inherent losses of all other loans. Interest income recognized on impaired loans for 2005 and 2004 amounted to $290,764 and $213,496, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for 2005 and 2004. Loans on non-accrual status at December 31, 2005 and 2004 had outstanding balances of $624,168 and $1,806,413, respectively. Interest recognized on non-accruing loans at December 31, 2005 and 2004 was $18,494 and $68,356, respectively. The Bank has no commitments to lend additional funds to borrowers whose loans have been modified.

      As of December 31, 2005, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

      Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. The following table provides information regarding certain loan classifications.

                                              At December 31,
              -----------------------------------------------------------------------------
                   2005            2004            2003            2002            2001
              -------------   -------------   -------------   -------------   -------------
                   Aggregate       Aggregate       Aggregate       Aggregate       Aggregate
                    Princi-         Princi-         Princi-         Princi-         Princi-
                #     pal       #     pal       #     pal       #     pal       #     pal
              Loans Balance   Loans Balance   Loans Balance   Loans Balance   Loans Balance
              ----- -------   ----- -------   ----- -------   ----- -------   ----- -------
Loans over
90 days
past due
but still
accruing
interest        6  $ 45,366    6  $  165,777    8  $ 70,613     2  $ 12,860     0  $ --

Loans
considered
to be
"trouble-
debt"
restruc-
tured           1  $ 93,875    1  $  186,974    1  $151,386     1  $151,196     7  $555,097

Loans
on non-
accrual
status         15  $624,168   21  $1,806,413    7  $105,752    14  $188,122    24  $595,646


SUMMARY OF LOAN LOSS EXPERIENCE

      An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

            ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                          Year Ended December 31,
                                 ------------------------------------------
                                  2005     2004     2003     2002     2001
                                  ----     ----     ----     ----     ----
                                             (Dollars in thousands)
Balance at beginning of period   $2,225   $1,961   $1,722   $1,565   $1,365
Charge-offs:
   Real estate loans                (31)     (10)    (120)     (51)     (61)
   Installments and
    other loans to individuals      (82)     (67)     (65)     (55)    (118)
   Commercial loans                  (3)    (181)      (7)     (39)     (51)
Recoveries                          109       12       11       62       16
                                  -----    -----    -----    -----    -----
Net charge-offs                      (7)    (246)    (181)     (83)    (215)
Additions charged to operations     495      510      420      240      415
                                  -----    -----    -----    -----    -----
Balance at end of period         $2,713   $2,225   $1,961   $1,722   $1,565
                                  =====    =====    =====    =====    =====

  Ratio of net charge-offs during
   the period to average loans
   outstanding during the period   .01%     .13%     .11%     .06%     .18%
                                   ====     ====     ====     ====     ====

      At December 31 of each of the last five years, the allowance was allocated as follows:

                                                                  At December 31,
                            --------------------------------------------------------------------------------------------
                                 2005               2004              2003                2002               2001
                            ----------------   ----------------   ----------------   ----------------   ----------------
                                    Percent            Percent            Percent            Percent            Percent
                                    of loans           of loans           of loans           of loans           of loans
                                    in each            in each            in each            in each            in each
                                    category           category           category           category           category
                                    to total           to total           to total           to total           to total
                            Amount   loans     Amount   loans     Amount   loans     Amount   loans     Amount   loans
                            ------  --------   ------  --------   ------  --------   ------  --------   ------  --------
                                                (Dollars in thousands)
Commercial, Financial
 and Agricultural           $1,040    30.3%    $  680    23.5%    $  590    23.8%    $  490    22.2%    $  510    29.5%
Real Estate - Construction     170     4.5%       130     3.8%       150     5.4%       190     7.4%       103     4.7%
Real Estate - Mortgage       1,190    61.2%     1,150    67.3%       990    64.5%       870    64.5%       771    59.3%
Installment and Other
 Loans to Individuals          180     4.0%       210     5.4%       220     6.3%       150     5.9%       146     6.5%
Unallocated                    133     N/A         55     N/A         11     N/A         22     N/A         35     N/A
                             -----   -----      -----   -----      -----   -----      -----   -----      -----   -----
Total                       $2,713   100.0%    $2,225   100.0%    $1,961   100.0%    $1,722   100.0%    $1,565   100.0%
                             =====   =====      =====   =====      =====   =====      =====   =====      =====   =====


LOAN LOSS RESERVE

      As of December 31, 2005, 30.3% of outstanding loans were in the category of commercial loans, which includes commercial, industrial and agricultural loans. Although commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio, 93% of these commercial loans at December 31, 2005 were made on a secured basis. Management believes that the secured condition of the preponderant portion of the Bank's commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

      The Bank's consumer loan portfolio is also well secured. At December 31, 2005, 91% of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

      Real estate mortgage loans constituted 61.2% of outstanding loans at December 31, 2005. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

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

INVESTMENTS

      As of December 31, 2005, investment securities comprised approximately 4.4% of the Bank's assets and net loans comprised approximately 81.2% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.


      The following table presents, for the dates indicated, the book value of the Bank's investments. All securities held at December 31, 2005, 2004 and 2003 were categorized as available for sale.

                                                       December 31,
                                               ---------------------------
                                                 2005      2004      2003
                                                 ----      ----      ----
                                                     (In thousands)
     Obligations of U.S.
      Treasury and other U.S. Agencies         $10,372   $16,396    $7,691
     Corporate equity                              290       290       240
     Other securities                              295       348       400
     Federal Reserve Bank and
      Federal Home Loan Bank Stock               1,345     1,387     1,080
                                                ------    ------     -----
          Total                                $12,302   $18,421    $9,411
                                                ======    ======     =====

      The following table indicates as of December 31, 2005 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                At December 31, 2005
                                                --------------------
                                                             Weighted
                                                              Average
                                               Amount          Yield
                                               ------         -------
                                               (Dollars in thousands)
     Obligations of U.S.
     Treasury and other U.S. Agencies:
        0 - 1 year                             $ --            --
        Over 1 through 5 years                  9,384         3.54%
        Over 5 through 10 years                   988         5.00%
     Other securities:
        0 - 1 year                                 53         8.00%
        Over 1 through 5 years                    242         8.00%
        Over 5 through 10 years                 1,345         4.18%
     Federal Reserve Bank and Federal
      Home Loan Bank Stock, no maturity          --            --
     Corporate equity, no maturity                290         1.24%
                                               ------         -----
          Total                               $12,302         3.79%
                                               ======         =====

RETURN ON EQUITY AND ASSETS

      Returns on average consolidated assets and average consolidated equity for the periods indicated were as follows:

                                                  Year Ended December 31,
                                                --------------------------
                                                 2005      2004      2003
                                                 ----      ----      ----
     Return on average assets                    1.39%     1.20%     1.02%
     Return on average equity                   16.9 %    14.7 %    11.9 %
     Average equity to average assets ratio      8.2 %     8.1 %     8.5 %
     Dividend payout ratio                      20.7 %    25.4 %    33.2 %


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

      The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2005, the Bank had outstanding participations totaling $ 6,432,251.


DATA PROCESSING

      The Bank performs a full range of data processing services internally, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.


EMPLOYEES

      At March 28, 2006, the Bank and TNBFS employed 60 persons on a full-time basis, including 21 officers, and 6 persons on a part-time basis.

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

      TNBFS owns approximately 1.49 acres of undeveloped land in Tallahassee, Florida for the potential to build an office to service TNBFS clients.

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



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

      No matter was submitted during the quarter ended December 31, 2005 to a vote of security holders of the Company.

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------   --------------------------------------------------------

MARKET INFORMATION

      The Company's common stock is quoted in the "pink sheets." The following table sets forth the high and low bid prices for the Company's common stock during 2005 and 2004, as reported in the pink sheets. These prices reflect inter-dealer quotations without retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions. These prices reflect the 2-for-1 stock split effected in July 2004.

                                         High            Low
                                         ----            ---
                 2004
                 ----
                 First quarter         $11.25          $10.75
                 Second quarter         11.38           11.00
                 Third quarter          12.75           12.00
                 Fourth quarter         13.25           12.00

                 2005
                 ----
                 First quarter         $18.00          $15.00
                 Second quarter         17.75           16.25
                 Third quarter          19.50           18.00
                 Fourth quarter         20.87           19.25


HOLDERS OF COMMON STOCK

      As of March 28, 2006, the number of holders of record of the Company's common stock was 659.


CASH DIVIDENDS

      The Company paid a cash dividend of $0.25 per share in July 2005 and a cash dividend of $0.46 per share in July 2004. Future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------   ---------------------------------------------------------

      The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein.


OVERVIEW

      The Company's principal asset is its ownership of the Bank. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business consisting of attracting both retail and business deposits, and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Bank's interest-rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, the Bank's profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and its effective tax rate. Noninterest income consists primarily of service charges and fees. Noninterest expense consists of salaries and employee benefits, occupancy expenses, professional fees, and other operating expenses.

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

      VALUATION OF GOODWILL/INTANGIBLE ASSETS AND ANALYSIS FOR IMPAIRMENT. In its endeavor to enhance shareholders' value, the Company acquired TNBFS (formerly Joseph Parker & Co., Inc.) in July 2002. TNBFS is a well established money management firm with approximately $306 million under management. The Company utilized the purchase method to reflect the acquisition of TNBFS. Accordingly, the Company was required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios.


RESULTS OF OPERATIONS

      For 2005, total assets increased by $36.6 million to $276.5 from $239.9 million in 2004. Cash and cash equivalents increased by $21.0 to $27.6 from $6.6 million; securities decreased by $6.1 million to $12.3 from $18.4 million in 2004; loans increased by $20.0 million to $224.3 from $204.3 million in 2004; and all remaining assets increased by $1.7 million to $12.2 from $10.5 million in 2004.

      To fund the growth in assets, deposits increased by $38.7 million to $237.9 from $199.2 million in 2004; borrowings decreased by $4.3 million to $15.1 from $19.4 million in 2004; federal funds purchased decreased by $1.1 million to $0 from $1.1 million in 2004; other liabilities increased by $.3 million to $1.0 million from $.7 million in 2004; and the equity accounts increased by $3.0 million to $22.5 from $19.5 million in 2004.


      NET INTEREST INCOME

      Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the period indicated.

                                 Year Ended                Year Ended
                              December 31, 2005         December 31, 2004
                              -----------------         -----------------
                                   Interest                   Interest
                           Average  Income/  Yield/   Average  Income/ Yield/
                           Balance  Expense   Cost    Balance  Expense  Cost
                           -------  -------   ----    -------  -------  ----
                                        (Dollars in thousands)
Federal funds sold         $  8,566  $   302  3.53%  $  3,929  $    62  1.58%
Securities                   13,866      547  3.94%    12,176      442  3.63%
Loans, net                  216,544   14,598  6.74%   189,927   11,313  5.96%
                            -------   ------          -------   ------
   Total earning assets    $238,976  $15,447  6.46%  $206,032  $11,817  5.74%
                            =======   ======          =======   ======

Interest bearing deposits  $187,397  $ 4,733  2.53%  $155,532  $ 2,805  1.80%
Other borrowings             18,563      804  4.33%    25,711      872  3.39%
                            -------   ------          -------   ------
   Total interest
   -bearing liabilities    $205,960  $ 5,537  2.69%  $181,243  $ 3,677  2.03%
                            =======   ======          =======   ======

Net yield on earning assets                   4.15%                     3.95%

      Net yield on interest-earning assets for 2005 and 2004 was 4.15% and 3.95%, respectively. The Company was able to increase its net yield on earning assets because the yield on earning assets grew faster than the growth in the cost of funds. This was achieved primarily due to a robust loan demand, and management's ability to hold down increases in other borrowings.

      NON-INTEREST INCOME

      Non-interest income for 2005 and 2004 amounted to $2,860,273 and $2,598,675, respectively. As a percent of average assets, however non-interest income decreased from 1.17% in 2004 to 1.12% in 2005. The increase in non-interest income is primarily due to fee income generated by the Bank for trust services. The Bank was also able to increase fees for services, such as data processing, it provides to other financial institutions.

      The following table summarizes the major components of non-interest income for the years ended December 31, 2005 and 2004.

                                            Year ended December 31,
                                            -----------------------
                                              2005            2004
                                              ----            ----
                                                 (In thousands)
   Fees, money management                   $ 1,012         $ 1,025
   Service fees on deposit accounts             665             644
   Trust services                               708             474
   Miscellaneous, other                         475             456
                                            -------         -------
      Total non-interest income             $ 2,860         $ 2,599
                                            =======         =======


      NON-INTEREST EXPENSE

      Non-interest expense increased from $6,002,620 in 2004 to $6,809,408 in 2005. As a percent of total average assets, non-interest expense decreased from 2.71% in 2004 to 2.67% in 2005. The increase is primarily due to costs associated with the expansion of TNBFS as well as the Bank's trust department. However, as evidenced by the fact that non-interest expense, as a percent of total average assets, decreased from calendar year 2004 to 2005, the Company has achieved a higher degree of efficiency.

      The following table summarizes the major components of non-interest expense for 2005, 2004, and 2003.

                                            2005       2004       2003
                                            ----       ----       ----
                                                  (In thousands)
     Salaries and benefits                $  3,726   $  3,252   $  3,035
     Data processing, ATM                      312        217        193
     Professional fees                         380        327        291
     Advertising and public relations          377        337        243
     Depreciation, amortization                319        395        430
     Other operating expenses                1,695      1,475      1,307
                                           -------    -------    -------
        Total non-interest expense        $  6,809   $  6,003   $  5,499
                                           =======    =======    =======


      ALLOWANCE FOR LOAN LOSSES

      During 2005, the allowance for loan losses increased from $2,224,845 to $2,712,746. As a percent of gross loans, the allowance for loan losses increased from 1.08% to 1.19% during 2005. Net charge-offs during 2005 amounted to $7,099, or .01% of average loans. During 2004, the allowance for loan losses increased from $1,960,822 to $2,224,845. As a percent of gross loans, the allowance for loan losses remained constant at 1.08% for both 2003 and 2004. Net charge-offs during 2004 amounted to $245,977, or 0.13% of average loans. As of December 31, 2005, management considers the allowance for loan losses to be adequate to absorb future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

      The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The Company's interest rate sensitivity position at December 31, 2005 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of rate sensitivity.

                                   After
                                   three    After     After
                                   months    six       one
                                    but     months   year but
                          Within   within    but      within   After
                          three     six     within     five    five
                          months   months  one year    years   years   Total
                         ------   ------  --------  --------  -----    -----
                                     (Dollars in thousands)
EARNING ASSETS
Loans                   $119,018 $ 11,468  $ 21,039  $73,617 $ 1,929  $227,071
Available-for-sale
 securities                 --         53      --      9,626   2,623    12,302
Federal funds sold        17,921     --        --       --      --      17,921
                         -------  -------   -------   ------  ------   -------
Total earning assets    $136,939 $ 11,521  $ 21,039  $83,243 $ 4,552  $257,294
                         =======  =======   =======   ======  ======   =======

SUPPORTING SOURCE OF FUNDS
Interest-bearing demand
  deposits and savings  $146,187 $   --    $   --    $  --   $  --    $146,187
Certificates,
  less than $100M          6,108    4,266     5,955    5,091    --      21,420
Certificates,
  $100M and over           9,307    8,928    16,379    2,990    --      37,604
Borrowings                 1,226     --        --      3,000  10,841    15,067
                         -------  -------   -------   ------  ------   -------
Total interest-
  bearing liabilities   $162,828 $ 13,194  $ 22,334  $11,081 $10,841  $220,278
                          ======  =======   =======   ======  ======   =======

Interest rate
  sensitivity gap      $(25,889) $ (1,673) $ (1,295) $72,162 $(6,289) $ 37,016

Cumulative gap         $(25,889) $(27,562) $(28,857) $43,305 $37,016  $ 37,016

Interest rate
  sensitivity gap ratio    0.84      0.87      0.94     7.51    0.42      1.17

Cumulative interest rate
  sensitivity gap ratio    0.84      0.84      0.85     1.21    1.17      1.17

      As evidenced by the table above, on a cumulative basis, at December 31, 2005, the Company was liability sensitive up to one year, and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rates would reduce income for one year and increase income thereafter. Conversely, a decline in interest rates would increase income for one year and decrease income thereafter. This, however, assumes that all other factors affecting income remain constant.

      As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a monthly basis and develops management's strategy for the upcoming period. This strategy includes anticipations of future interest rate movements.


LIQUIDITY

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity is its ability to maintain and increase deposits through the Bank. Deposits increased by $38.7 million during 2005 and by$33.7 million during 2004.

      Below are the pertinent liquidity balances and ratios at December 31, 2005 and 2004:

                                                       December 31,
                                               ----------------------------
                                                   2005             2004
                                                 -------          -------
                                                  (Dollars in thousands)
  Cash and cash equivalents                      $27,582          $ 6,626
  Securities                                      12,302           18,421
  CDs, over $100,000
  CDs, over $100,000 to total deposits ratio       15.8%            16.5%
  Loan to deposit ratio                            94.3%           102.6%
  Brokered deposits                               21,667           18,228

      Cash and cash equivalents are the primary source of liquidity. At December 31, 2005, cash and cash equivalents amounted to $27.6 million, representing 10.0% of total assets. Securities available for sale provide a secondary source of liquidity. At December 31, 2005, total securities amounted to $12.3 million, representing 4.4% of total assets.

      At December 31, 2005, large denomination certificates accounted for 15.8% of total deposits. As a percent of total deposits, large denomination certificates decreased from 16.5% at December 31, 2004 to 15.8% at December 31, 2005. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity.

      Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2005, the Company had $21.7 million in brokered deposits, all in large denomination CDs.

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

      At December 31, 2005 and 2004, the Company had unused loan commitments of approximately $45.4 million and $25.1 million, respectively. Additionally, standby letters of credit of approximately $5.7 million and $4.4 were outstanding at December 31, 2005 and 2004, respectively. The majority of these commitments are collateralized by various assets. No material losses are anticipated as a result of these transactions.


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

      The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2005:

                                                          Minimum
                                                         Regulatory
                                    December 31, 2005    Requirement
                                    -----------------    -----------
 Bank
 ----
 Tier 1 Capital                           11.2%              4.0%
 Tier 2 Capital                            1.2%              N/A
    Total risk-based capital ratio        12.4%              8.0%
 Leverage ratio                            8.2%              3.0%

 Company - Consolidated
 ----------------------
 Tier 1 Capital                           11.1%              4.0%
 Tier 2 Capital                            1.3%              N/A
    Total risk-based capital ratio        12.4%              8.0%
 Leverage ratio                            8.2%              3.0%

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

ITEM 7.   FINANCIAL STATEMENTS
-------   --------------------

      The following financial statements are filed as Exhibit 99.1 to this report and are incorporated herein by reference:

      Independent Auditors' Report

      Consolidated Balance Sheets as of December 31, 2005 and 2004

      Consolidated Statements of Income for the Years Ended December 31, 2005
       and 2004

      Consolidated Statements of Changes in Shareholders' Equity for the Years
       Ended December 31, 2005 and 2004

      Consolidated Statements of Cash Flows for the Years Ended December 31,
       2005 and 2004

      Notes to Consolidated Financial Statements


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

      There has been no occurrence requiring a response to this Item.



ITEM 8A.   CONTROLS AND PROCEDURES
--------   -----------------------

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-KSB and have concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.



ITEM 8B.   OTHER INFORMATION.
--------   ------------------

      Not applicable.



                                    PART III



ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------   -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A)   OF THE EXCHANGE ACT
          ---------------------------------------------------

      The information relating to directors and executive officers of the Company contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2006 Annual Meeting of Shareholders (the "2006 Proxy Statement") is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION
--------   ----------------------

      The information relating to executive compensation contained in the 2006 Proxy Statement is incorporated herein by reference.



ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------   --------------------------------------------------------------

      With the exception of the equity compensation plan information provided below, the information relating to this item contained in the 2006 Proxy Statement is incorporated herein by reference.

                                                                   Number of
                                                                   securities
                                  Number of                         remaining
                                 securities         Weighted-       available
                                    to be            average       for future
                                 issued upon         exercise       issuance
                                 exercise of         price of     under equity
                                 outstanding        outstanding   compensation
         Plan Category             options            options         plans
         -------------             -------            -------         -----
Equity compensation plans not
 approved by security holders
 (employee stock options)           36,464             $10.12         32,736

Employee compensation plans
 approved by security holders          0                  -               0

Total                               36,464             $10.12         32,736


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

      The information relating to certain relationships and related transactions contained in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 13.   EXHIBITS
--------   --------

      The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from
(i) the Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 33-91536 ("SB-2"); (ii) the Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 333-58545 ("1998 SB-2"); (iii) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 ("2000 10-KSB"); the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 ("2003 10-KSB"), or the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 ("2004 10-KSB"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

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

      The information relating to principal accountant fees and services contained in the 2006 Proxy Statement is incorporated herein by reference.

                                    SIGNATURES
                                    ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THOMASVILLE BANCSHARES, INC.

Dated:  March 31, 2006                By:/s/ Stephen H. Cheney
                                         ----------------------------------
                                         Stephen H. Cheney
                                         President and Chief Executive Officer
                                         (principal executive, financial and
                                          accounting officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


             Signature                           Title                  Date
             ---------                           -----                  ----

/s/ Stephen H. Cheney              President, Chief Executive   March 31, 2006
---------------------------------  Officer and Director
Stephen H. Cheney

/s/ Charles H. Hodges, III         Executive Vice President     March 31, 2006
---------------------------------  and Director
Charles H. Hodges, III

/s/ Charles A. Balfour             Director                     March 31, 2006
---------------------------------
Charles A. Balfour

/s/ David A. Cone                  Director                     March 31, 2006
---------------------------------
David A. Cone

/s/ Charles E. Hancock, M.D.       Director                     March 31, 2006
---------------------------------
Charles E. Hancock, M.D.

/s/ Harold L. Jackson              Director                     March 31, 2006
---------------------------------
Harold L. Jackson

/s/ David O. Lewis                 Director                     March 31, 2006
---------------------------------
David O. Lewis

/s/ Charles W. McKinnon, Jr.       Director                     March 31, 2006
---------------------------------
Charles W. McKinnon, Jr.

/s/ Randall L. Moore               Director                     March 31, 2006
---------------------------------
Randall L. Moore

/s/ Diane W. Parker                Director                     March 31, 2006
---------------------------------
Diane W. Parker

/s/ Cochran A. Scott, Jr.          Director                     March 31, 2006
---------------------------------
Cochran A. Scott, Jr.

/s/ Richard L. Singletary, Jr.     Director                     March 31, 2006
---------------------------------
Richard L. Singletary, Jr.

/s/ J. Mark Parker                 Director                     March 31, 2006
---------------------------------
J. Mark Parker

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