Form 10QSB
period 2006-03-03
THOMASVILLE BANCSHARES INC
filed 2006-05-12
CIK 944468

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                        ---------------------------
                                FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2006.

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

                                   (229) 226-3300
                           -------------------------------
                            (Issuer's Telephone Number)

                                    Not Applicable
                           -------------------------------
                  (Former Name, Former Address and Former Fiscal Year,
                             if Changed Since Last Report)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ]           No [   ]

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [ X ]

	APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, $1.00 par value per share 2,940,935 shares issued and outstanding as of May 12, 2006.

	Transitional small business disclosure format (check one):
     Yes               No   X
          --------        -----------



                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                       THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                            March 31,     December 31,
                                              2006           2005
ASSETS                                     (Unaudited)    (Unaudited)
------                                     -----------    -----------

Cash and due from banks                   $  7,620,394    $  9,660,989
Federal funds sold                           3,969,928      17,921,281
                                          ------------    ------------
  Total cash and cash equivalents         $ 11,590,322    $ 27,582,270
                                          ------------    ------------
Investment securities:
 Securities available-for-sale,
 at market value                          $ 15,243,972    $ 12,301,618
Loans, net                                 228,743,342     224,358,330
Property & equipment, net                    5,588,468       5,630,095
Goodwill                                     3,372,259       3,372,259
Other assets                                 3,656,537       3,221,246
                                          ------------    ------------
  Total Assets                            $268,194,900    $276,465,818
                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits            $ 36,056,103    $ 32,666,624
 Interest bearing deposits                 193,447,699     205,210,749
                                          ------------    ------------
  Total deposits                          $229,503,802    $237,877,373
Borrowings                                   9,716,667      11,067,263
Junior subordinated debentures               4,000,000       4,000,000
Other liabilities                            1,496,226       1,044,164
                                          ------------    ------------
 Total Liabilities                        $244,716,695    $253,988,800
                                          ------------    ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 2,940,935
 (2006) and 2,940,507 (2005)
 shares issued & outstanding              $  2,940,935    $  2,940,507
Paid-in-capital                              8,205,046       8,160,931
Retained earnings                           12,540,837      11,553,880
Accumulated other
 comprehensive (loss)                         (208,613)       (178,300)
                                          ------------    ------------
 Total Shareholders' Equity               $ 23,478,205    $ 22,477,018
                                          ------------    ------------
 Total Liabilities and
  Shareholders' Equity                    $268,194,900    $276,465,818
                                          ============    ============


            Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              For the three months
                                                 ended March 31,
                                          ---------------------------
                                             2006            2005
                                             ----            ----
Interest income                           $4,474,943       $3,391,186
Interest expense                           1,825,044        1,093,986
                                          ----------       ----------
Net interest income                       $2,649,899       $2,297,200

Provision for possible loan losses           105,000          105,000
                                          ----------       ----------
Net interest income after provision
 for possible loan losses                 $2,544,899       $2,192,200
                                          ----------       ----------

Other income
 Service charges on deposit accounts      $  178,512       $  151,780
 Fees, money management                      251,000          255,000
 Trust services                              209,959          165,622
 Other income and fees                       167,902          105,614
                                          ----------       ----------
  Total other income                      $  807,373       $  678,016
                                          ----------       ----------

Operating expenses
 Salaries and benefits                    $  999,297       $  864,402
 Advertising and public relations             77,908           88,582
 Depreciation                                 72,924           97,847
 Regulatory fees and assessments              26,944           26,810
 Other operating expenses                    534,535          540,024
                                          ----------       ----------
  Total operating expenses                $1,711,608       $1,617,665
                                          ----------       ----------

Net income before taxes                   $1,640,664       $1,252,551

Income taxes                                 653,707          447,250
                                          ----------       ----------

Net income                                $  986,957       $  805,301
                                          ==========       ==========

Basic income per share                    $      .34       $      .27
                                          ==========       ==========

Diluted income per share                  $      .33       $      .26
                                          ==========       ==========


          Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                 Three Months Ended
                                                      March 31,
                                            -----------------------------
                                                 2006             2005
                                                 ----             ----
Cash flows from operating activities:       $  1,168,910      $   945,005
                                            ------------      -----------

Cash flows from investing activities:
  Purchase of fixed assets                  $    (31,297)     $   (87,059)
  (Increase) in loans                         (4,490,012)        (822,451)
  Purchase of securities, AFS                 (2,959,926)          -  -
  Maturities, calls, paydowns, AFS                -  -          5,249,561
                                            ------------      -----------
Net cash provided by/
   (used in) investing activities           $ (7,481,235)     $ 4,340,051
                                            ------------      -----------

Cash flows from financing activities:
  (Decrease) in borrowings
    and federal funds purchased             $ (1,350,596)     $(1,030,844)
  (Decrease) in deposits                      (8,373,571)       3,410,650
  401K plan stock funding                          8,644            2,907
  Options, restricted stock                       35,900           36,300
                                            ------------      -----------
Net cash provided by financing activities   $ (9,679,623)     $ 2,419,013
                                            ------------      -----------

Net increase/(decrease) in cash
 and cash equivalents                       $(15,991,948)     $ 7,704,069
Cash and cash equivalents,
 beginning of period                          27,582,270        6,626,106
                                            ------------      -----------
Cash and cash equivalents,
 end of period                              $ 11,590,322      $14,330,175
                                            ============      ===========


             Refer to notes to the consolidated financial statements.



                                         THOMASVILLE BANCSHARES, INC.
                                            THOMASVILLE, GEORGIA
                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                          FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2006


                                                                               Accumulated
                                 Common Stock                                    Other
                              --------------------     Paid in      Retained  Comprehensive
                              Shares     Par Value     Capital      Earnings     Income       Total
                              ------     ---------     -------      --------     ------       -----
Balance, Dec. 31, 2004       2,937,625  $ 2,937,625  $ 7,872,245  $ 8,739,226  $ (27,556)  $19,521,540
                             ---------   ----------   ----------   ----------   --------    ----------

Comprehensive Income:
--------------------
Net income, three-month
 period ended Mar. 31, 2005     - -          - -          - -         805,301     - -          805,301

Net unrealized (loss) on
 securities, three-month
 period ended  Mar. 31, 2005    - -          - -          - -          - -       (97,957)      (97,957)
                             ---------   ----------   ----------   ----------   --------    ----------

Total comprehensive income      - -          - -          - -         805,301    (97,957)      707,344

Sale of 207 shares
 to employee 401K plan             207          207        2,700       - -        - -            2,907

Stock options, restricted
 stock (2,740 options)          - -          - -          36,300       - -        - -           36,300
                             ---------   ----------   ----------   ----------   --------    ----------

Balance, Mar. 31, 2005       2,937,832  $ 2,937,832  $ 7,911,245  $ 9,544,527  $(125,513)  $20,268,091
                             =========   ==========   ==========   ==========   ========    ==========

-----------------------------------------------------

Balance, Dec. 31, 2005       2,940,507  $ 2,940,507  $ 8,160,931  $11,553,880  $(178,300)  $22,477,018
                             ---------   ----------   ----------   ----------   --------    ----------

Comprehensive Income:
--------------------
Net income, three-month
 period ended Mar. 31, 2006     - -          - -          - -         986,957     - -          986,957

Net unrealized (loss) on
 securities, three-month
 period ended  Mar. 31, 2006    - -          - -          - -          - -       (30,313)      (30,313)
                             ---------   ----------   ----------   ----------   --------    ----------

Total comprehensive income      - -          - -          - -         986,957    (30,313)      956,644

Sale of 428 shares
 to employee 401K plan             428          428        8,216       - -        - -            8,644

Stock options, restricted
 stock (1,678.171 options)      - -          - -          35,900       - -        - -           35,900
                             ---------   ----------   ----------   ----------   --------    ----------

Balance, Mar. 31, 2006       2,940,935  $ 2,940,935  $ 8,205,046  $12,540,837  $(208,613)  $23,478,205
                             =========   ==========   ==========   ==========   ========    ==========


                               Refer to notes to the consolidated financial statements.



                      THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 2006


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2005.


NOTE 2 - SUMMARY OF ORGANIZATION

	Thomasville Bancshares, Inc., Thomasville, Georgia (the "Company"), was organized in January 1995 for a then proposed de novo bank, Thomasville
National Bank, (the "Bank").  The Bank commenced operations in October 1995.
The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank also offers trust services. The Bank operates from two banking offices, both in Thomasville, Georgia. The Bank's depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation, subject to certain limitations imposed by the FDIC. In addition to the Bank, the Company has two other subsidiaries, TNB Financial Services, Inc. ("TNBFS"), through which the Company provides investment advisory services, and Thomasville Capital Trust I ("TCTI"), which issued $4.0 million in trust preferred securities to unrelated investors in 2005.


NOTE 3 - INVESTMENT SECURITIES

      Information pertaining to securities with gross unrealized losses at March 31, 2006, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

                      Less than              Over
                    Twelve Months        Twelve Months             Total
                  ------------------   ------------------    ------------------
                  Fair    Unrealized   Fair    Unrealized    Fair    Unrealized
Description       Value      Loss      Value      Loss       Value      Loss
-----------       -----      ----      -----      ----       -----      ----
U.S. Agency and
  Government
  Corporations $3,443,830 $(20,771) $9,845,583 $(295,310) $13,289,413 $(316,081)
                =========  =======   =========  ========   ==========  ========

      At March 31, 2006, unrealized losses in the securities portfolio amounted to $316,081, representing 2.07% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and securities of U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers.
The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

      SFAS NO. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3." SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires
(i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

      SFAS NO. 123, "SHARE-BASED PAYMENT (REVISED 2004)." SFAS 123R establishes standards for the accounting for transactions in which an entity
(i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. SFAS 123R was to be effective for the Company on July 1, 2005; however, the required implementation date was delayed until January 1, 2006. The Company will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Adoption of SFAS 123R did not have a material impact on the Company's earnings or capital accounts.

      FASB STAFF POSITION (FSP) NO. 115-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS." FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and It's Application to Certain Investments," while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 did not have a material impact on the Company's earnings or capital accounts.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------  ----------------------------------------------------------

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

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies impacting its financial condition, and which involve the most complex or subjective decisions or assessments, are as follows:

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

     Income Taxes. The Company estimates income tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 13 of the consolidated financial statements in the Company's Form 10-KSB for the year ended December 31, 2005. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of its tax position. Although the Company uses available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws influencing the Company's overall tax position.

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

     Additional information regarding these critical accounting policies is set forth in the notes to the Company's financial statements included in the Company's Form 10-KSB for the year ended December 31, 2005.


FINANCIAL CONDITION

      Total consolidated assets decreased by $8.3 million, to $268.2 million, during the three-month period ended March 31, 2006. Cash and cash equivalents decreased by $16.0 million, to $11.6 million; investment securities increased by $2.9 million, to $15.2 million; loans increased by $4.4 million, to $228.7 million; and other assets increased by $0.4 million, to $12.6 million. Deposits decreased by $8.4 million, to $229.5 million; borrowings decreased by $1.4 million, to $13.7 million; other liabilities increased by $0.5 million, to $1.5 million; and the capital accounts increased by $1.0 million, to $23.5 million.

Liquidity and Capital Resources

      Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2006 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $11.6 million, representing 4.3% of total assets. Investment securities, which amounted to $15.2 million, or 5.7% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

      The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's         Minimum required
                        March 31, 2006      by regulator
                        --------------     ----------------
Leverage ratio                8.8%               4.0%
Risk weighted ratio          12.7%               8.0%


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

      Following is an analysis of significant off-balance sheet financial instruments at March 31, 2006 and December 31, 2005.

                                              At              At
                                           March 31,      December 31,
                                             2006            2005
                                             ----            ----
                                                (In thousands)

Commitments to extend credit              $ 44,818         $ 45,400
Standby letters of credit                    7,256            5,695
                                           -------          -------
                                          $ 52,074         $ 51,095
                                           =======          =======


RESULTS OF OPERATIONS

      For the three-month periods ended March 31, 2006 and 2005, net income amounted to $986,957 and $805,301, respectively. On a per share basis, basic and diluted income for the three-month period ended March 31, 2006 amounted to $.34 and $.33, respectively. For the three-month period ended March 31, 2005, basic and diluted income per share amounted to $.27 and $.26, respectively. The factors primarily affecting the Company's results of operations for the first quarter of 2006 as compared to the first quarter of 2005 are discussed below:

a. Interest income, the most significant revenue item, increased from $3,391,186 for the three-month period ended March 31, 2005 to $4,474,943 for the three-month period ended March 31, 2006, representing an annual growth rate of 31.9%. The increase was primarily due to the increase in average earning assets and to higher yields. Average earning assets grew from $226.5 million at March 31, 2005 to $251.4 million at March 31, 2006, an increase of $24.9 million, or 11.0%.

b. The yield on earning assets increased from 5.99% for the three-month period ended March 31, 2005 to 7.12% for the three-month period ended March 31, 2006. The cost of funds also increased, from 1.98% as of March 31, 2005 to 3.39% as of March 31, 2006.

c. Net interest income, representing the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities, increased from $2,297,200 for the three-month period ended March 31, 2005 to $2,649,899 for the three-month period ended March 31, 2006, a net increase of $352,699, or 15.4%. Net yield on earning assets increased from 4.06% for the three-month period ended March 31, 2005 to 4.22% for the three-month period ended March 31, 2006.

      The following presents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the three-month period ended March 31, 2006.

                             (Dollars in 000's)

           Interest                            Interest
       Earning Assets/          Average        Income/      Yield/
     Bearing Liabilities        Balance         Cost         Cost
     -------------------        -------        --------     ------
     Federal funds sold       $   5,923       $     68       4.59%
     Securities                  14,911            167       4.48%
     Loans                      230,536          4,240       7.36%
                              ---------       --------       ----
       Total                  $ 251,370       $  4,475       7.12%
                              =========       --------       ----

     Deposits and borrowings  $ 215,169       $  1,825       3.39%
                              =========       --------       ----

     Net interest income                      $  2,650
                                              ========

     Net yield on earning assets                             4.22%
                                                             ====

d.  Other income increased from $678,016 for the three-month period ended
    March 31, 2005 to $807,373 for the three-month period ended March 31, 2006. This increase is primarily due to fees charged on deposit accounts and for trust services. As a percentage of average total assets, other income increased from 1.12% for the three-month period ended March 31, 2005 to 1.18% for the three-month period ended March 31, 2006.

e. Total operating expenses increased from $1,617,665 for the three-month period ended March 31, 2005 to $1,711,608 for the three-month period ended March 31, 2006. As a percent of average total assets, total operating expenses declined from 2.65% for the three-month periods ended March 31, 2005 to 2.51% for the three-month period ended March 31, 2006.

Allowance for Loan Losses
-------------------------

      At December 31, 2005, the allowance for loan losses amounted to $2,712,746; at March 31, 2006, the allowance amounted to $2,822,467. The allowance for loan losses, as a percent of gross loans, increased from 1.19% to 1.22% during the three-month period ended March 31, 2006. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

      Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (the Company's principal executive and financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2006 and, based on that evaluation, the Company's Chief Executive Officer concluded that these disclosure controls and procedures are effective. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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


Date: May 12, 2006       BY: /s/ Stephen H. Cheney
      -----------------      ------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                             Officer)