Form 10QSB
period 2006-06-30
THOMASVILLE BANCSHARES INC
filed 2006-08-14
CIK 944468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                        ---------------------------
                                FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2006.

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

	Common stock, $1.00 par value per share 2,941,135 shares issued and outstanding as of August 11, 2006.

	Transitional small business disclosure format (check one):
     Yes               No   X
          --------        -----------



                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                       THOMASVILLE BANCSHARES, INC.
                          THOMASVILLE, GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                             June 30,     December 31,
                                              2006           2005
ASSETS                                     (Unaudited)    (Unaudited)
------                                     -----------    -----------

Cash and due from banks                   $ 11,406,696    $  9,660,989
Federal funds sold                           5,857,813      17,921,281
                                          ------------    ------------
  Total cash and cash equivalents         $ 17,264,509    $ 27,582,270
                                          ------------    ------------
Investment securities:
 Securities available-for-sale,
 at market value                          $ 15,284,869    $ 12,301,618
Loans, net                                 233,699,119     224,358,330
Property & equipment, net                    5,589,880       5,630,095
Goodwill                                     3,372,259       3,372,259
Other assets                                 4,682,184       3,221,246
                                          ------------    ------------
  Total Assets                            $279,892,820    $276,465,818
                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits            $ 30,105,733    $ 32,666,624
 Interest bearing deposits                 206,299,617     205,210,749
                                          ------------    ------------
  Total deposits                          $236,405,350    $237,877,373
Borrowings                                  14,593,908      11,067,263
Junior subordinated debentures               4,000,000       4,000,000
Other liabilities                            1,338,618       1,044,164
                                          ------------    ------------
 Total Liabilities                        $256,337,876    $253,988,800
                                          ------------    ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value, 10
 million shares authorized, 2,941,135
 (2006) and 2,940,507 (2005)
 shares issued & outstanding              $  2,941,135    $  2,940,507
Paid-in-capital                              8,240,546       8,160,931
Retained earnings                           12,617,993      11,553,880
Accumulated other
 comprehensive (loss)                         (244,730)       (178,300)
                                          ------------    ------------
 Total Shareholders' Equity               $ 23,554,944    $ 22,477,018
                                          ------------    ------------
 Total Liabilities and
  Shareholders' Equity                    $279,892,820    $276,465,818
                                          ============    ============


            Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              For the three months
                                                 ended June 30,
                                          ---------------------------
                                             2006            2005
                                             ----            ----
Interest income                           $4,893,043       $3,707,613
Interest expense                           2,128,872        1,227,830
                                          ----------       ----------
Net interest income                       $2,764,171       $2,479,783

Provision for possible loan losses           105,000          105,000
                                          ----------       ----------
Net interest income after provision
 for possible loan losses                 $2,659,171       $2,374,783
                                          ----------       ----------

Other income
 Service charges on deposit accounts      $  179,446       $  167,283
 Fees, money management                      251,000          255,000
 Trust services                              228,667          178,384
 Other income and fees                       176,676          101,725
                                          ----------       ----------
  Total other income                      $  835,789       $  702,392
                                          ----------       ----------

Operating expenses
 Salaries and benefits                    $1,058,259       $  893,792
 Advertising and public relations             81,754           55,285
 Depreciation                                106,629           98,316
 Regulatory fees and assessments              23,514           25,581
 Other operating expenses                    633,615          581,379
                                          ----------       ----------
  Total operating expenses                $1,903,771       $1,654,353
                                          ----------       ----------

Net income before taxes                   $1,591,189       $1,422,822

Income taxes                                 627,300          520,099
                                          ----------       ----------

Net income                                $  963,889       $  902,723
                                          ==========       ==========

Basic income per share                    $      .33       $      .31
                                          ==========       ==========

Diluted income per share                  $      .31       $      .30
                                          ==========       ==========


          Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               For the six months
                                                 ended June 30,
                                          ---------------------------
                                             2006            2005
                                             ----            ----
Interest income                           $9,367,986       $7,098,799
Interest expense                           3,953,916        2,321,816
                                          ----------       ----------
Net interest income                       $5,414,070       $4,776,983

Provision for possible loan losses           210,000          210,000
                                          ----------       ----------
Net interest income after provision
 for possible loan losses                 $5,204,070       $4,566,983
                                          ----------       ----------

Other income
 Service charges on deposit accounts      $  357,958       $  319,063
 Fees, money management                      502,000          510,000
 Trust services                              438,626          344,006
 Other income and fees                       344,578          207,339
                                          ----------       ----------
  Total other income                      $1,643,162       $1,380,408
                                          ----------       ----------

Operating expenses
 Salaries and benefits                    $2,057,556       $1,758,194
 Advertising and public relations            159,662          143,867
 Depreciation                                179,553          196,163
 Regulatory fees and assessments              50,458           52,391
 Other operating expenses                  1,168,150        1,121,403
                                          ----------       ----------
  Total operating expenses                $3,615,379       $3,272,018
                                          ----------       ----------

Net income before taxes                   $3,231,853       $2,675,373

Income taxes                               1,281,007          967,349
                                          ----------       ----------

Net income                                $1,950,846       $1,708,024
                                          ==========       ==========

Basic income per share                    $      .66       $      .58
                                          ==========       ==========

Diluted income per share                  $      .64       $      .56
                                          ==========       ==========


          Refer to notes to the consolidated financial statements.



                     THOMASVILLE BANCSHARES, INC.
                        THOMASVILLE, GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                  Six Months Ended
                                                      June 30,
                                            -----------------------------
                                                 2006             2005
                                                 ----             ----
Cash flows from operating activities:       $  1,153,759      $ 1,167,037
                                            ------------      -----------

Cash flows from investing activities:
  Purchase of fixed assets                  $   (139,338)     $  (146,778)
  Maturities, calls, paydowns, AFS                -  -          5,249,561
  Purchase of securities, AFS                 (2,959,926)          -  -
  (Increase) in loans                         (9,550,789)      (3,772,358)
                                            ------------      -----------
Net cash provided by/
   (used in) investing activities           $(12,650,053)     $ 1,330,425
                                            ------------      -----------

Cash flows from financing activities:
  Payment of dividends                      $   (886,733)     $    -  -
  Issuance of stock to 401(k)                      8,644           32,021
  Exercise of stock options                        2,000           -  -
  Increase in borrowings                       3,526,645       (3,381,440)
  (Decrease) in deposits                      (1,472,023)      20,505,342
                                            ------------      -----------
Net cash provided by financing activities   $  1,178,533      $17,155,923
                                            ------------      -----------

Net increase/(decrease) in cash
 and cash equivalents                       $(10,317,761)     $19,653,385
Cash and cash equivalents,
 beginning of period                          27,582,270        6,626,106
                                            ------------      -----------
Cash and cash equivalents,
 end of period                              $ 17,264,509      $26,279,491
                                            ============      ===========


             Refer to notes to the consolidated financial statements.



                                         THOMASVILLE BANCSHARES, INC.
                                            THOMASVILLE, GEORGIA
                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2006


                                                                               Accumulated
                                 Common Stock                                    Other
                              --------------------     Paid in      Retained  Comprehensive
                              Shares     Par Value     Capital      Earnings     Income       Total
                              ------     ---------     -------      --------     ------       -----
Balance, Dec. 31, 2004       2,937,625  $ 2,937,625  $ 7,872,245  $ 8,739,226  $ (27,556)  $19,521,540
                             ---------   ----------   ----------   ----------   --------    ----------

Comprehensive Income:
--------------------
Net income, six-month
 period ended June 30, 2005     - -          - -          - -       1,708,024     - -        1,708,024

Net unrealized (loss) on
 securities, six-month
 period ended June 30, 2005     - -          - -          - -          - -       (55,015)      (55,015)
                             ---------   ----------   ----------   ----------   --------    ----------

Total comprehensive income      - -          - -          - -       1,708,024    (55,015)    1,653,009

Declaration of dividends        - -          - -          - -        (734,845)    - -         (734,845)

Sale of 1,952 shares
 to employee 401K plan           1,952        1,952       30,069       - -        - -           32,021

Stock options, restricted
 stock (5,290 options)          - -          - -          70,100       - -        - -           70,100
                             ---------   ----------   ----------   ----------   --------    ----------

Balance, June 30, 2005       2,937,577  $ 2,937,577  $ 7,972,414  $ 9,712,405  $ (82,571)  $20,541,825
                             =========   ==========   ==========   ==========   ========    ==========

-----------------------------------------------------

Balance, Dec. 31, 2005       2,940,507  $ 2,940,507  $ 8,160,931  $11,553,880  $(178,300)  $22,477,018
                             ---------   ----------   ----------   ----------   --------    ----------

Comprehensive Income:
--------------------
Net income, six-month
 period ended June 30, 2006     - -          - -          - -       1,950,846     - -        1,950,846

Net unrealized (loss) on
 securities, six-month
 period ended June 30, 2006     - -          - -          - -          - -       (66,430)      (66,430)
                             ---------   ----------   ----------   ----------   --------    ----------

Total comprehensive income      - -          - -          - -       1,950,846    (66,430)    1,884,416

Payment of dividends            - -          - -          - -        (886,733)    - -         (886,733)

Exercise of stock options          200          200        1,800       - -        - -            2,000

Sale of 428 shares
 to employee 401K plan             428          428        8,216       - -        - -            8,644

Stock options, restricted
 stock (3,142.844 options)      - -          - -          69,600       - -        - -           69,600
                             ---------   ----------   ----------   ----------   --------    ----------

Balance, June 30, 2006       2,941,135  $ 2,941,135  $ 8,240,546  $12,617,993  $(244,730)  $23,554,943
                             =========   ==========   ==========   ==========   ========    ==========


                               Refer to notes to the consolidated financial statements.



                      THOMASVILLE BANCSHARES, INC.
                         THOMASVILLE, GEORGIA
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           JUNE 30, 2006


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2005.


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


NOTE 3 - INVESTMENT SECURITIES

      Information pertaining to securities with gross unrealized losses at June 30, 2006, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

                      Less than              Over
                    Twelve Months        Twelve Months             Total
                  ------------------   ------------------    ------------------
                  Fair    Unrealized   Fair    Unrealized    Fair    Unrealized
Description       Value      Loss      Value      Loss       Value      Loss
-----------       -----      ----      -----      ----       -----      ----
U.S. Agency and
  Government
  Corporations $3,927,244 $(42,196) $9,311,293 $(328,608) $13,238,537 $(370,804)
                =========  =======   =========  ========   ==========  ========

      At June 30, 2006, unrealized losses in the securities portfolio amounted to $370,804, representing 2.43% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and securities of U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers.
The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

      SFAS NO. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3." SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires
(i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS 154 did not result in a material impact on the Company's Income, capital or financial position.

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


FINANCIAL CONDITION

      Total consolidated assets increased by $3.4 million, to $279.9 million, during the six-month period ended June 30, 2006. Cash and cash equivalents decreased by $10.3 million, to $17.3 million; investment securities increased by $3.0 million, to $15.3 million; loans increased by $9.3 million, to $233.7 million; and other assets increased by $1.4 million, to $13.6 million. To fund the growth in assets, deposits decreased by $1.5 million, to $219.7 million; borrowings increased by $3.5 million, to $13.6 million; other liabilities increased by $.3 million, to $2.0 million; and the capital accounts increased by $1.1 million, to $23.6 million.

Liquidity and Capital Resources

      Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The
June 30, 2006 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $17.3 million, representing 6.2% of total assets. Investment securities, which amounted to $15.3 million, or 5.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

      The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's         Minimum required
                         June 30, 2006      by regulator
                        --------------     ----------------
Leverage ratio                8.8%               4.0%
Risk weighted ratio          12.5%               8.0%

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

      Following is an analysis of significant off-balance sheet financial instruments at June 30, 2006 and December 31, 2005.

                                              At              At
                                            June 30,      December 31,
                                             2006            2005
                                             ----            ----
                                                (In thousands)

Commitments to extend credit              $ 47,747         $ 45,400
Standby letters of credit                    6,994            5,695
                                           -------          -------
                                          $ 54,741         $ 51,095
                                           =======          =======


RESULTS OF OPERATIONS

     For the three-month periods ended June 30, 2006 and 2005, net income amounted to $963,889 and $902,723, respectively. On a per share basis, basic and diluted income for the three-month period ended June 30, 2006 was $0.33 and $0.31, respectively. For the three-month period ended June 30, 2005, basic and diluted income per share, was $0.31 and $0.30, respectively. Management believes that the following facts are important to consider when comparing the results of the three-month period ended June 30, 2006 with the three-month period ended June 30, 2005:

a. Net interest income increased by approximately $284,000, or by 11.5%. This was accomplished over a time period when total assets have increased by only 7.9%.

b. The above increase combined with a $133,000 increase in non-interest income was more than sufficient to offset the $250,000 increase in operating expense.

      Net income for the six-month period ended June 30, 2006 amounted to $1,950,846, or $0.66 and $0.64 per basic and diluted share. For the six-month period ended June 30, 2005, net income amounted to $1,708,024, or $0.58 and $0.56 per basic and diluted share. Management believes that the following facts are important to consider when comparing the results of operations for the six-month period ended June 30, 2006 with the six-month period ended June 30, 2005:

a. Average total earning assets increased from $228.5 million for the six months ended June 30, 2005 to $256.1 million for the six months ended June 30, 2006. The net increase of $27.6 million represents a 12.1% increase in average earning assets over a twelve-month period.

b. The yield on earning assets increased from 6.21% for the six-month period ended June 30, 2005 to 7.32% for the six-month period ended June 30, 2006. This increase is mainly due to economic policies undertaken by the Federal Reserve Board. Interest income increased from $7,098,799 for the six-month period ended June 30, 2005 to $9,367,986 for the six-month period ended June 30, 2006 because of the growth in average earning assets and the higher yields on all earning asset categories.

c. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table presents the main components of interest earning assets and interest bearing liabilities for the six-month period ended June 30, 2006.

                                          (Dollars in 000's)
      Interest                                 Interest
   Earning Assets/              Average        Income/      Yield/
Bearing Liabilities             Balance         Cost         Cost
-------------------             -------         -----        ----
Federal funds sold            $   7,499       $    175       4.67%
Securities                       15,190            337       4.44%
Loans                           233,400          8,856       7.59%
                               --------        -------       ----
  Total                       $ 256,089       $  9,368       7.32%
                               --------        -------       ----

Deposits and borrowings       $ 219,016       $  3,954       3.61%
                               --------        -------       ----

Net interest income                           $  5,414
                                               =======

Net yield on earning assets                                  4.23%
                                                             ====

     Net interest income increased from $4,776,983 for the six-month period ended June 30, 2005 to $5,414,070 for the six-month period ended June 30, 2006, an increase of $637,087, or 13.3%. The average cost of funds increased by 125 basis points to 3.61% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005; the yield on earning assets increased by 111 basis points over the same period. This combined with the fact that average earning assets exceed average interest bearing liabilities by $36.1 million caused the net yield on earning assets to increase from 4.18% for the six-month period ended June 30, 2005 to 4.23% for the six-month period ended June 30, 2006.

d. Other income increased from $1,380,408 for the six-month period ended June 30, 2005 to $1,643,162 for the six-month period ended June 30, 2006. As a percent of average total assets, other income decreased from 1.10% for the six-month period ended June 30, 2005 to 1.18% for the six-month period ended June 30, 2006.

e. Total operating expenses increased from $3,272,018 for the six-month period ended June 30, 2005 to $3,615,379 for the six-month period ended June 30, 2006. As a percent of average total assets, total operating expenses declined from 2.62% for the six-month period ended June 30, 2005 to 2.60% for the six-month period ended June 30, 2006.

Allowance for Loan Losses

      At December 31, 2005, the allowance for loan losses amounted to $2,712,746; at June 30, 2006, the allowance amounted to $2,895,701. The allowance for loan losses, as a percent of gross loans, increased from 1.19% to 1.22% during the six-month period ended June 30, 2006. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

      The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

      Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (who is both the Company's principal executive and principal financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2006 and, based on their evaluation, the Company's Chief Executive Officer concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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



                   PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

The 2006 Annual Meeting of Shareholders of the Company was held on May 16, 2006. At the meeting, the following person was elected as a Class I director to serve for a term of three years and until his successor is elected and qualified: Joel W. Barrett. The following people were elected as Class II directors to serve for a term of three years and until their successors are elected and qualified: Charles E. Hancock, Charles H. Hodges, III, Harold
L. Jackson, and Diane W. Parker.

The number of votes cast for and withheld with respect to the election of each nominee for director was as follows:

                                    Votes      Votes
                                     For      Withheld
                                     ---      --------
     Joel W. Barrett               2,238,580    5,000
     Charles E. Hancock            2,241,380    2,200
     Charles H. Hodges, III        2,239,980    3,600
     Harold L. Jackson             2,241,580    2,000
     Diane W. Parker               2,240,980    2,600

In addition, the shareholders of the Company ratified the appointment of Francis and Company, CPAs, as auditors for the Company and its subsidiaries for the year ending December 31, 2006. The number of votes for, against and abstaining with respect to the ratification of Francis and Company, CPAs was as follows:

                          Votes         Votes        Votes
                           For        Abstained     Against
                           ---        ---------     -------
                         2,239,780      3,800          0

The 2006 Stock Incentive Plan was ratified by the shareholders.

                      Votes      Votes       Votes     Broker
                       For      Abstained   Against   Nonvotes
                       ---      ---------   -------   --------
                     1,539,387    3,250      5,700     695,243

The following persons did not stand for reelection at the 2006 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting:
Charles A. Balfour, Richard L. Singletary, Stephen H. Cheney, David A. Cone, Randall L. Moore, Cochran A. Scott, Jr., and J. Mark Parker.


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


Date: August 11, 2006    By: /s/Stephen H. Cheney
      -----------------      ------------------------------------
                             Stephen H. Cheney
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                             Officer)