Form 10QSB
period 2006-09-30
THOMASVILLE BANCSHARES INC
filed 2006-11-14
CIK 944468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-25929

THOMASVILLE BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2175800
(State of Incorporation)	(I.R.S. Employer Identification No.)

301 North Broad Street, Thomasville, Georgia 31792

(Address of Principal Executive Offices)

(229) 226-3300

(Issuer’s Telephone Number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Common stock, $1.00 par value per share 2,957,508 shares issued and outstanding as of November 7, 2006

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	2006 (Unaudited)	2005 (Audited)
Assets

Cash and due from banks	$7,296,780	9,613,584
Interest-bearing deposits in banks	51,815	47,405
Federal funds sold	5,249,091	17,921,281
Securities available for sale, at fair value	13,594,906	10,667,118
Restricted equity securities, at cost	1,260,500	1,344,500
Other equity securities	290,000	290,000
Loans, net	233,956,501	224,358,330
Premises and equipment, net	5,651,655	5,630,095
Goodwill	3,372,259	3,372,259
Foreclosed assets	320,070	—
Other assets	3,974,895	3,221,246

	$275,018,472	$276,465,818

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$30,012,533	$32,666,624
Interest-bearing	207,436,349	205,210,749

Total deposits	237,448,882	237,877,373
Other borrowings	7,466,667	11,067,263
Junior subordinated debentures	4,124,000	4,000,000
Other liabilities	1,182,221	1,044,164

Total liabilities	250,221,770	253,988,800

Commitments and contingencies

Stockholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,957,128 and 2,940,507 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	2,957,128	2,940,507
Paid-in capital	8,286,516	8,160,931
Retained earnings	13,733,889	11,553,880
Accumulated other comprehensive loss	(180,831)	(178,300)

Total stockholders’ equity	24,796,702	22,477,018

	$275,018,472	$276,465,818

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Interest income
Interest and fees on loans	$4,749,566	$3,773,522
Interest on taxable securities	147,510	114,388
Interest on federal funds sold	161,256	70,391
Interest on deposits in other banks	608	319

	5,058,940	3,958,621

Interest expense
Interest on deposits	2,036,319	1,260,276
Interest on other borrowings	361,843	239,054

	2,398,162	1,499,330

Net interest income	2,660,778	2,459,291
Provision for loan losses	105,000	105,000

Net interest income after provision for loan losses	2,555,778	2,354,291

Noninterest income
Service charges on deposit accounts	191,281	177,550
Other service charges, commissions and fees	47,486	41,704
Trust services	567,920	434,875
Mortgage origination fees	67,350	31,255
Other	118,678	85,168

	992,715	770,552

Noninterest expense
Salaries and employee benefits	1,016,883	953,305
Equipment	183,094	177,732
Occupancy	68,075	77,551
Advertising and marketing	72,881	68,227
Legal and accounting	93,136	44,018
Other operating	445,784	323,716

	1,879,853	1,644,549

Income before income taxes	1,668,639	1,480,294

Applicable income taxes	552,743	524,880

Net income	$1,115,896	$955,414

Basic earnings per share	$0.38	$0.32

Diluted earnings per share	$0.38	$0.30

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Net income	$1,115,896	$955,414

Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during period, net of tax expense (benefits) of $32,918 and $(9,885)	63,899	(19,189)

Total other comprehensive income (loss)	63,899	(19,189)

Comprehensive income	$1,179,795	$936,225

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Interest income
Interest and fees on loans	$13,528,507	$10,470,234
Interest on taxable securities	441,385	342,222
Interest on federal funds sold	335,996	142,770
Interest on deposits in other banks	1,591	580

	14,307,479	10,955,807

Interest expense
Interest on deposits	5,720,090	3,175,263
Interest on other borrowings	631,988	645,883

	6,352,078	3,821,146

Net interest income	7,955,401	7,134,661
Provision for loan losses	315,000	315,000

Net interest income after provision for loan losses	7,640,401	6,819,661

Noninterest income
Service charges on deposit accounts	550,698	496,613
Other service charges, commissions and fees	139,718	136,591
Trust services	1,639,546	1,280,019
Mortgage origination fees	145,211	101,086
Other	279,801	238,264

	2,754,974	2,252,573

Noninterest expense
Salaries and employee benefits	3,074,439	2,711,499
Equipment	521,383	495,492
Occupancy	256,452	229,492
Advertising and marketing	248,181	218,375
Legal and accounting	184,336	115,305
Other operating	1,210,092	1,146,404

	5,494,883	4,916,567

Income before income taxes	4,900,492	4,155,667

Applicable income taxes	1,833,750	1,492,229

Net income	$3,066,742	$2,663,438

Basic earnings per share	$1.04	$0.91

Diluted earnings per share	$1.03	$0.87

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Net income	$3,066,742	$2,663,438

Other comprehensive loss:
Net unrealized holding losses arising during period, net of tax benefits of $1,304 and $38,227	(2,531)	(74,205)

Total other comprehensive loss	(2,531)	(74,205)

Comprehensive income	$3,064,211	$2,589,233

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

AND FOR THE YEAR ENDED DECEMBER 31, 2005

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance, December 31, 2004	2,937,625	$2,937,625	$7,872,245	$8,739,226	$(27,556)	$19,521,540
Net income	—	—	—	3,549,499	—	3,549,499
Cash dividend declared, $0.25 per share	—	—	—	(734,845)	—	(734,845)
Other comprehensive loss	—	—	—	—	(150,744)	(150,744)
Issuance of 2,882 shares of common stock	2,882	2,882	50,214	—	—	53,096
Issuance of restricted stock	—	—	238,472	—	—	238,472

Balance, December 31, 2005	2,940,507	2,940,507	8,160,931	11,553,880	(178,300)	22,477,018
Net income	—	—	—	3,066,742	—	3,066,742
Cash dividend declared, $0.30 per share	—	—	—	(886,733)	—	(886,733)
Other comprehensive loss	—	—	—	—	(2,531)	(2,531)
Issuance of 1,579 shares of common stock	1,579	1,579	33,527	—	—	35,106
Exercise of stock options	400	400	3,600	—	—	4,000
Issuance of restricted stock	14,642	14,642	88,458	—	—	103,100

Balance, September 30, 2006	2,957,128	$2,957,128	$8,286,516	$13,733,889	$(180,831)	$24,796,702

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$3,066,742	$2,663,438

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	315,000	315,000
Depreciation	269,533	294,097
Net other operating activities	(880,851)	(170,273)

Total adjustments	(296,318)	438,824

Net cash provided by operating activities	2,770,424	3,102,262

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(4,410)	—
Purchases of securities available for sale	(2,959,926)	(500,000)
Proceeds from maturities of securities available for sale	—	6,387,537
(Increase) decrease in federal funds sold	12,672,190	(897,778)
Increase in loans, net	(9,913,171)	(18,709,944)
Net change in restricted equity securities	84,000	—
Purchase of premises and equipment	(316,300)	(1,174,815)

Net cash used in investing activities	(437,617)	(14,895,000)

FINANCING ACTIVITIES
Increase (decrease) in deposits	(428,491)	22,934,732
Net change in other borrowings and federal funds purchased	(3,476,596)	(3,506,440)
Dividends paid	(886,733)	(734,845)
Issuance of common stock, net	35,106	40,677
Stock options exercised	4,000	—
Issuance of restricted stock	103,103	106,500

Net cash provided by (used in) financing activities	(4,649,611)	18,840,624

Net increase (decrease) in cash and due from banks	(2,316,804)	7,047,886

Cash and due from banks at beginning of year	9,613,584	5,963,843

Cash and due from banks at end of year	$7,296,780	$13,011,729

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

THOMASVILLE, GEORGIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2006

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2005.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant inter-company transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, contingent assets and liabilities and deferred tax assets.

NOTE 2. SUMMARY OF ORGANIZATION

Thomasville Bancshares, Inc., Thomasville, Georgia (the “Company”), was organized in March 1995 for a then proposed de novo bank, Thomasville National Bank, (the “Bank”). The Bank commenced operations in October 1995. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank also offers trust services. The Bank operates from two banking offices, both in Thomasville, Georgia. The Bank’s depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation, subject to certain limitations imposed by the FDIC. The Bank offers trust services through TNB Financial Services, a division of Thomasville National Bank. In addition to the Bank, the Company has one other subsidiary, Thomasville Capital Trust I, which issued $4.0 million in trust preferred securities to unrelated investors in 2005.

THOMASVILLE BANCSHARES, INC.

THOMASVILLE, GEORGIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2006

NOTE 3. INVESTMENT SECURITIES

Information pertaining to securities with gross unrealized losses at September 30, 2006, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Agency and Government Corporations	$2,966,522	$(7,756)	$10,372,679	$(266,230)	$13,339,201	$(273,986)

At September 30, 2006, unrealized losses in the securities portfolio amounted to $273,986, representing 2.02% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and securities of U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers. The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS NO. 154, “ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferably. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS 154 did not result in a material impact on the Company’s Income, capital or financial position.

THOMASVILLE BANCSHARES, INC.

THOMASVILLE, GEORGIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2006

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

SFAS NO. 123, “SHARE-BASED PAYMENT (REVISED 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. SFAS 123R was to be effective for the Company on July 1, 2005; however, the required implementation date was delayed until January 1, 2006. The Company will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Adoption of SFAS 123R did not have a material impact on the Company’s earnings or capital accounts.

FASB STAFF POSITION (FSP) NO. 115-1, “THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and It’s Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 did not have a material impact on the Company’s earnings or capital accounts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Thomasville Bancshares, Inc., a Georgia corporation (the “Company”), was formed in March 1995 to organize and act as the holding company for Thomasville National Bank (the “Bank”), a national banking association. The Bank opened for business in October 1995, and presently operates two branches in Thomasville, Georgia. The Bank is a full service commercial bank, with trust powers, and offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest-bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, internet banking, direct deposit and automatic teller services.

In September 2001, the Bank formed an operating subsidiary, TNB Financial Services, Inc., a Georgia corporation with trust powers. On March 31, 2004, TNB Financial Services, Inc. was liquidated, with all of its operations being transferred to TNB Trust Services, a division of the Bank.

In July 2002, the Company acquired all of the issued and outstanding capital stock of Joseph Parker & Company, Inc. (“JPC”), a Georgia corporation and federally registered investment advisory firm located in Thomasville, Georgia. In July 2004, JPC’s name was changed to TNB Financial Services, Inc. (“TNBFS”). In June 2006, TNBFS was liquidated, with all of its operations being transferred to TNB Trust Services, a division of the Bank. Subsequently, TNB Trust Services, a division of the Bank changed its name to TNB Financial Services.

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, borrowings, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

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

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

Income Taxes. The Company estimates income tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 13 of the consolidated financial statements in the Company’s Form 10-KSB for the year ended December 31, 2005. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of its tax position. Although the Company uses available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws influencing the Company’s overall tax position.

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

Additional information regarding these critical accounting policies is set forth in the notes to the Company’s financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2005.

FINANCIAL CONDITION

Total consolidated assets decreased by $1.5 million, to $275.0 million, during the nine-month period ended September 30, 2006. Cash and cash equivalents decreased by $15.0 million, to $12.6 million; investment securities increased by $2.8 million, to $15.1 million; net loans increased by $9.6 million, to $234.0 million; and other assets increased by $1.1 million, to $13.3 million. To fund the growth in assets, deposits decreased by $0.4 million, to $237.5 million; borrowings decreased by $3.6 million, to $11.6 million; other liabilities increased by $0.1 million, to $1.2 million; and the capital accounts increased by $2.3 million, to $24.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the Company’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2006 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $12.6 million, representing 4.6% of total assets. Investment securities, which amounted to $15.1 million, or 5.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company’s management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank’s primary regulator, the Office of the Comptroller of the Currency (“OCC”).

	Bank’s September 30, 2006	Minimum Required by Regulator
Leverage ratio	9.0%	4.0%
Risk weighted ratio	12.6%	8.0%

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

Following is an analysis of significant off-balance sheet financial instruments at September 30, 2006 and December 31, 2005.

	At September 30, 2006	At December 31, 2005
	(In Thousands)
Commitments to extend credit	$46,478	$45,400
Standby letters of credit	6,668	5,695

	$53,146	$51,095

RESULTS OF OPERATIONS

For the three-month periods ended September 30, 2006 and 2005, net income amounted to $1,115,896 and $955,414, respectively. On a per share basis, basic and diluted income for the three-month period ended September 30, 2006 was $0.38 and $0.38, respectively. For the three-month period ended September 30, 2005, basic and diluted income per share, was $0.32 and $0.30, respectively. Management believes that the following facts are important to consider when comparing the results of the three-month period ended September 30, 2006 with the three-month period ended September 30, 2005:

a.	Net interest income increased by approximately $201,000, or by 8.2%. This was accomplished over a time period when total assets actually decreased 1.7%.

b.	The above increase combined with a $222,000 increase in non-interest income was more than sufficient to offset the $235,000 increase in operating expense.

Net income for the nine-month period ended September 30, 2006 amounted to $3,066,742, or $1.04 and $1.03 per basic and diluted share, respectively. For the nine-month period ended September 30, 2005, net income amounted to $2,663,438, or $0.91 and $0.87 per basic and diluted share, respectively. Management believes that the following facts are important to consider when comparing the results of operations for the nine-month period ended September 30, 2006 with the nine-month period ended September 30, 2005:

a.	Average total earning assets increased from $232.6 million for the nine months ended September 30, 2005 to $257.9 million for the nine months ended September 30, 2006. The net increase of $25.3 million represents an 10.9% increase in average earning assets over a twelve-month period.

b.	The yield on earning assets increased from 6.36% for the nine-month period ended September 30, 2005 to 7.40% for the nine-month period ended September 30, 2006. This increase is mainly due to economic policies undertaken by the Federal Reserve Board. Interest income increased from $10,955,807 for the nine-month period ended September 30, 2005 to $14,307,479 for the nine-month period ended September 30, 2006 because of the growth in average earning assets and the higher yields on all earning asset categories.

c.	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table presents the main components of interest earning assets and interest bearing liabilities for the nine-month period ended September 30, 2006.

	(Dollars in Thousands)
Interest Earning Assets/ Bearing Liabilities	Average Balance	Interest Income/ Cost	Yield/ Cost
Interest-bearing deposits in other banks	$52	$2	5.13%
Federal funds sold	9,192	336	4.87%
Securities	13,792	441	4.26%
Loans	234,837	13,528	7.68%

Total	$257,873	$14,307	7.40%

Deposits and borrowings	$222,310	$6,352	3.81%

Net interest income		$7,955

Net yield on earnings assets			4.11%

Net interest income increased from $7,134,661 for the nine-month period ended September 30, 2005 to $7,955,401 for the nine-month period ended September 30, 2006, an increase of $820,740, or 11.5%. The average cost of funds increased by 125 basis points to 3.81% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005; the yield on earning assets only increased by 104 basis points over this same period. This caused the net yield on earning assets to decrease slightly from 4.17% (annualized) for the nine-month period ended September 30, 2005 to 4.11% (annualized) for the nine-month period ended September 30, 2006.

d.	Other income increased from $2,252,573 for the nine-month period ended September 30, 2005 to $2,754,974 for the nine-month period ended September 30, 2006. As a percent of average total assets, other income increased from 1.20% for the nine-month period ended September 30, 2005 to 1.34% for the nine-month period ended September 30, 2006.

e.	Total operating expenses increased from $4,916,567 for the nine-month period ended September 30, 2005 to $5,494,883 for the nine-month period ended September 30, 2006. As a percent of average total assets, total operating expenses increased from 2.61% for the nine-month period ended September 30, 2005 to 2.66% for the nine-month period ended September 30, 2006.

ALLOWANCE FOR LOAN LOSSES

At December 31, 2005, the allowance for loan losses amounted to $2,712,746; at September 30, 2006, the allowance amounted to $2,991,575. The allowance for loan losses, as a percent of gross loans, increased from 1.19% to 1.26% during the nine-month period ended September 30, 2006. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources, or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (who is both the Company’s principal executive and principal financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2006 and, based on their evaluation, the Company’s Chief Executive Officer concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed with this report.

Exhibit Number	Description
3.1	Articles of Incorporation of the Company (incorporated herein by referenced to the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 33-91536)

3.2	Bylaws of the Company (incorporated herein by referenced to the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 33-91536)

31.1	Certification Pursuant to Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMASVILLE BANCSHARES, INC.

(Registrant)

Date: November 14, 2006	By:	/s/ Stephen H. Cheney
Stephen H. Cheney
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Company (incorporated herein by referenced to the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 33-91536)

3.2	Bylaws of the Company (incorporated herein by referenced to the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 33-91536)

31.1	Certification Pursuant to Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.