Form 10KSB
period 2006-12-31
THOMASVILLE BANCSHARES INC
filed 2007-03-30
CIK 944468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ARTICLE I(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-25929

THOMASVILLE BANCSHARES, INC.

(Name of Small Business Issuer in Its charter)

Georgia	58-2175800
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

301 North Broad Street Thomasville, Georgia	31792
(Address of Principal Executive Offices)	(Zip Code)

(229) 226-3300

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $1.00 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

The issuer’s revenues for its most recent fiscal year were $23,298,980.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer (2,179,598 shares) on March 27, 2007, was approximately $ 53,400,151. As of such date, no organized trading market existed for the common stock of the issuer. The aggregate market value was computed by reference to the last sale of the common stock of the issuer on March 27, 2007. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s common stock are considered the affiliates of the issuer at that date.

As of March 27, 2007, there were issued and outstanding 2,958,084 shares of the issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated into Part III, Items 9 through 12, and 14, of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    ☐  YES    ☒  NO

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-KSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of, including, but not limited to, statements concerning the banking industry and the issuer’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the issuer’s control, and actual results may differ materially depending on a variety of important factors, including competition, general economic and market conditions, changes in interest rates, changes in the value of real estate and other collateral securing loans, interest rate sensitivity and exposure to regulatory and legislative changes, and other risks and uncertainties described in the issuer’s filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Therefore, the Company can give no assurance that the results contemplated in the forward-looking statements will be realized. The inclusion of this forward-looking information should not be construed as a representation by the issuer or any person that the future events, plans, or expectations contemplated by the issuer will be achieved. The issuer undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.	Description of Business

General

Thomasville Bancshares, Inc., a Georgia corporation (the “Company”), was formed in March 1995 to organize and act as the holding company for Thomasville National Bank (the “Bank”), a national banking association. The Bank opened for business in October 1995, and presently operates two branches in Thomasville, Georgia. The Bank is a full service commercial bank, with trust powers, and offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest-bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides consumer services such as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, Internet banking, direct deposit and automatic teller services.

The holding company structure was adopted as a mechanism to enhance the Bank’s ability to serve its future customers’ requirements for financial services. The Company provides flexibility for expansion of the banking business through the acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank’s growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank, or raise capital otherwise in a manner which is unavailable to the Bank under existing banking regulations.

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

In June 2006, TNBFS was liquidated, with all of its operations transferred to TNB Trust Services, a division of the Bank. Subsequently, TNB Trust Services changed its name to TNB Financial Services.

As of December 31, 2006, TNB Financial Services managed approximately $502 million in trust, agency and custody accounts.

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

Competition among financial institutions in the Bank’s market area is intense. There are three commercial banks and a total of nine branches in Thomasville and four additional branches in smaller communities in Thomas County. In addition, there is one savings and loan association in Thomasville, and four credit unions headquartered in Thomas County.

Financial institutions primarily compete with one another for deposits. In turn, a bank’s deposit base directly affects the bank’s loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the offering of unique financial services products. The Bank is competing with financial institutions that have much greater financial resources, and that may be able to offer more services and possibly better terms to their customers. However, the management of the Bank believes that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions.

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

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2006, 2005, and 2004. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
AVERAGE CONSOLIDATED ASSETS

Interest-earning assets:
Interest-bearing deposits in banks	$55	$23	$36
Taxable securities	13,264	11,847	10,143
Federal funds sold	13,514	8,566	3,938
Loans, net of unearned interest	220,842	216,544	189,927

Total interest-earning assets	247,675	236,980	204,044
Cash and due from banks	8,299	7,599	5,831
Other assets	27,480	10,563	11,823

Total assets	$283,454	$255,142	$221,698

AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
NOW and money market deposits	$144,119	$119,925	$94,840
Savings deposits	7,687	7,544	6,510
Time deposits	61,600	59,928	54,182
Other borrowings	10,565	15,470	25,711
Junior subordinated debentures	4,124	3,093	—

Total interest-bearing liabilities	228,095	205,960	181,243
Noninterest-bearing deposits	29,798	27,010	21,505
Other liabilities	1,268	1,130	943

Total liabilities	259,161	234,100	203,691
Stockholders’ equity	24,293	21,042	18,007

Total liabilities and stockholders’ equity	$283,454	$255,142	$221,698

The following statistical information should be read in conjunction with “Management’s Discussion and Analysis or Plan of Operation” and the financial statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.

The following tables set forth the amount of the interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities, and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield (or “net interest margin”) on average interest-earning assets.

	Years Ended December 31,
	2006			2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)
ASSETS

Interest-earning assets:
Loans, net of unearned interest	$220,842	$18,396	8.33%	$216,544	$14,498	6.70%
Investment securities:
Taxable	13,264	528	3.98%	11,847	423	3.57%
Interest-bearing deposits in banks	55	2	3.64%	23	1	4.35%
Federal funds sold	13,514	671	4.97%	8,566	302	3.53%

Total interest-earning assets	247,675	19,597	7.91%	236,980	15,224	6.42%

Non-interest earning assets:
Cash	8,299			7,599
Allowance for loan losses	(2,888)			(2,422)
Other assets	30,368			12,985

Total noninterest-earning assets	35,779			18,162

Total assets	$283,454			$255,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$151,806	$5,558	3.66%	$127,469	$2,966	2.33%
Time deposits	61,600	2,643	4.29%	59,928	1,767	2.95%
Other borrowings	10,565	502	4.75%	15,470	610	3.94%
Junior subordinated debentures	4,124	293	7.10%	3,093	198	6.40%

Total interest-bearing liabilities	228,095	8,996	3.94%	205,960	5,541	2.69%

Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	29,798			27,010
Other liabilities	1,268			1,130
Stockholders’ equity	24,293			21,042

Total noninterest-bearing liabilities and stockholders’ equity	55,359			49,182

Total liabilities and stockholders’ equity	$283,454			$255,142

Interest rate spread			3.97%			3.73%

Net interest income		$10,601			$9,683

Net interest margin			4.28%			4.09%

The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.

	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$3,898	$3,610	$288	$3,293	$1,723	$1,570
Interest on securities:
Taxable	105	54	51	99	45	54
Interest-bearing deposits in banks	1	—	1	1	1	—
Interest on federal funds	369	195	174	240	167	73

Total interest income	4,373	3,859	514	3,633	1,936	1,697

Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	2,592	2,026	566	1,528	1,157	371
Interest on time deposits	876	827	49	400	255	145
Interest on other borrowings	(108)	85	(193)	(262)	85	(347)
Interest on junior subordinated debentures	95	29	66	198	198	—

Total interest expense	3,455	2,967	488	1,864	1,695	169

Net interest income	$918	$892	$26	$1,769	$241	$1,528

Deposits

The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank’s market area, obtained through the personal solicitation of the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned check charges.

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
Deposit Category	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)

Noninterest-bearing demand deposits	$29,798		$27,010	N/A	$21,505	N/A
Savings and interest-bearing demand deposits	151,806	3.66%	127,469	2.33%	101,350	1.42%
Time deposits	61,600	4.29%	59,928	2.95%	54,182	2.52%

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2006:

At December 31, 2006
Time Certificates of Deposit	(In thousands)
3 months or less	$9,409
3-12 months	11,697
over 12 months	16,750

Total	$37,856

Loan Portfolio

The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2006, the Bank had a legal lending limit for unsecured loans of up to $4,417,000 to any one person.

While risk of loss in the Bank’s loan portfolio is primarily tied to the credit quality of its various borrowers, risk of loss may also increase due to factors beyond the Bank’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank’s real estate portfolio. Of the Bank’s target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

The Bank participates with other banks with respect to loans originated by the Bank which exceed the Bank’s lending limits. Management of the Bank does not believe that loan participations necessarily pose any greater risk of loss than other loans.

The following is a description of each of the major categories of loans in the Bank’s loan portfolio:

Commercial, Financial and Agricultural Loans. Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank’s legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small- and medium-sized businesses. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although the Bank typically looks to a commercial borrower’s cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable, and other assets.

Consumer Loans. The Bank’s consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes, including home improvements, education and other personal expenditures. In evaluating these loans the Bank reviews the borrower’s level and stability of income and past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Bank maintains a proper margin between the loan amount and collateral value.

Real Estate Loans. The Bank’s real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans to a limited degree. These loans are made consistent with the Bank’s appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. These loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the Bank.

The following table presents various categories of loans contained in the Bank’s loan portfolio as of the dates indicated and the total amount of all loans for such periods:

	As of December 31,
	2006	2005	2004	2003	2002
Type of Loan	(In thousands)
Commercial, financial and agricultural	$38,506	$39,540	$48,498	$43,179	$34,841
Real Estate – construction	12,182	10,133	7,919	9,834	11,588
Real Estate – mortgage	171,293	156,302	138,978	117,167	101,046
Installment and other loans to individuals	20,480	21,096	11,158	11,531	9,147

Subtotal	242,461	227,071	206,553	181,711	156,622
Less: allowance for possible loan losses	(3,365)	(2,713)	(2,225)	(1,961)	(1,722)

Total (net of allowances)	$239,096	$224,358	$204,328	$179,750	$154,900

The following is a presentation of an analysis of maturities of certain loans as of December 31, 2006:

	Due in 1 Year or Less	Due After 1 to 5 Years	Due After 5 Years	Total
Type of Loan	(In thousands)
Commercial, financial and agricultural	$21,918	$16,388	$200	$38,506
Real Estate - construction	10,306	1,876	—	12,182

Total	$32,224	$18,264	$200	$50,688

For all loan categories, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2006:

	Due In 1 Year or Less	Due After 1 to 5 Years	Due After 5 Years	Total
	(In thousands)
Predetermined interest rate	$61,233	$49,225	$5,476	$115,934
Floating interest rate	66,772	53,774	5,981	126,527

Total	$128,005	$102,999	$11,457	$242,461

As of December 31, 2006 and 2005, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $197,000 and $624,000, respectively. The average recorded investment in impaired loans amounted to approximately $380,000 and $562,000 for 2006 and 2005, respectively. The allowance related to impaired loans amounted to approximately $19,700 and $24,000 at December 31, 2006 and 2005, respectively. The balance of the allowance in excess of the above specific reserves is available to absorb the inherent losses of all other loans. There was no significant amount of interest income recognized on impaired loans for the years ended December 31, 2006 and 2005. The amount of interest recognized on impaired loans using the cash method of accounting was not material for 2006 and 2005. Loans on non-accrual status at December 31, 2006 and 2005 had outstanding balances of approximately $197,000 and $624,000, respectively. Interest recognized on non-accruing loans at December 31, 2006 and 2005 was $19,000 and $18,500, respectively. The Bank has no commitments to lend additional funds to borrowers whose loans have been modified.

As of December 31, 2006, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. The following table provides information regarding certain loan classifications.

	At December 31,
	2006		2005		2004		2003		2002
	# of Loans	Aggregate Principal Balance	# of Loans	Aggregate Principal Balance	# of Loans	Aggregate Principal Balance	# of Loans	Aggregate Principal Balance	# of Loans	Aggregate Principal Balance
Loans over 90 days past due but still accruing interest	1	$19,000	6	$18,494	6	$166,000	8	$71,000	2	$13,000
Loans considered to be “troubled-debt restructured	1	$94,000	1	$94,000	1	$187,000	1	$151,000	1	$151,000
Loans on non-accrual status	1	$197,000	15	$624,000	21	$1,806,000	7	$106,000	14	$188,000

Summary of Loan Loss Experience

An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

Analysis of the Allowance for Possible Loan Losses

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$2,713	$2,225	$1,961	$1,722	$1,565
Charge-offs:
Real estate loans	(24)	(31)	(10)	(120)	(51)
Installments and other loans to individuals	(65)	(82)	(67)	(65)	(55)
Commercial loans	(2)	(3)	(181)	(7)	(39)
Recoveries	23	109	12	11	62

Net charge-offs	(68)	(7)	(246)	(181)	(83)
Additions charged to operations	720	495	510	420	240

Balance at end of period	$3,365	$2,713	$2,225	$1,961	$1,722

Ratio of net charge-offs during the period to average loans outstanding during the period	.03%	.01%	.13%	.11%	.06%

At December 31 of each of the last five years, the allowance was allocated as follows:

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Commercial, Financial and Agricultural	$1,897	56.4%	$1,040	17.4%	$680	23.5%	$590	23.8%	$490	22.2%
Real Estate–Construction	152	4.5	170	4.5	130	3.8	150	5.4	190	7.4
Real Estate–Mortgage	1,185	35.2	1,190	68.8	1,150	67.3	990	64.5	870	64.5
Installment and Other Loans to Individuals	90	2.7	180	9.3	210	5.4	220	6.3	150	5.9
Unallocated	41	1.2	133	N/A	55	N/A	11	N/A	22	N/A

Total	$3,365	100.0%	$2,713	100.0%	$2,225	100.0%	$1,961	100.0%	$1,722	100.0%

Loan Loss Reserve

As of December 31, 2006, 15.9% of outstanding loans were in the category of commercial loans, which includes commercial, industrial and agricultural loans. Although commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio, 92.7% of these commercial loans at December 31, 2006 were made on a secured basis. Management believes that the secured condition of the preponderant portion of the Bank’s commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

The Bank’s consumer loan portfolio is also well secured. At December 31, 2006, 84.9% of the Bank’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

Real estate mortgage loans constituted 70.6% of outstanding loans at December 31, 2006. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to evaluate management’s determination of the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of the Bank. In addition to the above review, the Bank’s primary regulator, the Office of the Comptroller of the Currency (the “OCC”), also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Board and management of the Bank. Information provided from the above two independent sources, together with information provided by the management of the Bank and other information known to members of the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Investments

As of December 31, 2006, investment securities comprised approximately 4.5% of the Bank’s assets and net loans comprised approximately 79.9% of the Bank’s assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the dates indicated, the carrying value of the Bank’s investments. All securities held at December 31, 2006, 2005 and 2004 were categorized as available for sale.

	December 31,
	2006	2005	2004
	(In thousands)
Obligations of U. S. government sponsored agencies	$13,414	$10,372	$16,396
Other equity securities	290	290	290
Restricted equity securities	1,267	1,345	1,387

Total	$14,971	$12,007	$18,073

The following table indicates as of December 31, 2006 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

	At December 31, 2006
	Amount	Weighted Average Yield
	(Dollars in thousands)
Obligations of U. S. government sponsored agencies:
0 - 1 year	$4,854	3.81%
Over 1 through 5 years	8,560	3.76%
Over 5 through 10 years	—	—

Total	$13,414	3.77%

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity for the periods indicated were as follows:

	Year Ended December 31,
	2006	2005	2004
Return on average assets	1.52%	1.39%	1.20%
Return on average equity	17.8%	16.9%	14.7%
Average equity to average assets ratio	8.6%	8.2%	8.1%
Dividend payout ratio	20.5%	20.7%	25.4%

Asset/Liability Management

It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of the Bank are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank’s assets in commercial, consumer and real estate loans.

The Bank’s asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank’s Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank’s earnings.

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

The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank’s lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2006, the Bank had outstanding participations totaling $890,000.

Data Processing

The Bank performs a full range of data processing services internally, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.

Employees

At March 27, 2007, the Bank employed 69 persons on a full-time basis, including 21 officers, and 4 persons on a part-time basis.

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

Registrar and Transfer Agent

Computershare Investor Services, LLC, Atlanta, Georgia, serves as the Transfer Agent and Registrar for the Company’s common stock.

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

The Company

General. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”), as well as other federal and state laws governing the banking business. The Federal Reserve Board is the primary regulator of the Company, and supervises the Company’s activities on a continual basis. The Bank is also subject to regulation and supervision by various regulatory authorities, including the Federal Reserve Board, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).

Bank Holding Company Regulation. In general, the BHC Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board’s approval before they:

•	acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

•	merge or consolidate with another bank holding company; or

•	acquire substantially all of the assets of any additional banks.

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

The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any “company” must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

Financial Services Modernization. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), enacted on November 12, 1999, amended the BHC Act and,

•	allows bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities than was permissible under prior law;

•	allows insurers and other financial services companies to acquire banks;

•	allows national banks, and some state banks, either directly or through operating subsidiaries, to engage in certain non-banking financial activities;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

If the Company, which has not obtained qualification as a “financial holding company,” were to do so in the future, the Company would be eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act, provided that if any of the Company’s banking subsidiaries were to cease to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board could, among other things, place limitations on the Company’s ability to conduct these broader financial activities or, if the deficiencies persisted, require the Company to divest the banking subsidiary. In addition, if the Company were to be qualified as a financial holding company and any of its banking subsidiaries were to receive a rating of less than satisfactory under the Community Reinvestment Act of 1977 (the “CRA”), the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The broader range of activities that financial holding companies are eligible to engage in includes those that are determined to be “financial in nature”, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies.

Transactions with Affiliates. The Company and the Bank are deemed to be affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

Source of Strength. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when, absent that Federal Reserve Board policy, the Company may not find itself able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Federal law also authorizes the OCC to order an assessment of the Company if the capital of the Bank were to become impaired. If the Company failed to pay the assessment within three months, the OCC could order the sale of the Company’s stock in the Bank to cover the deficiency.

Subsidiary Dividends. The Company is a legal entity separate and distinct from the Bank. A major portion of the Company’s revenues results from amounts paid as dividends to the Company by the Bank. The OCC’s prior approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses.

In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

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

Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The IBBEA requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. The IBBEA also prohibits the interstate acquisition of a bank if, as a result, the bank holding company would control more than ten percent of the total United States insured depository deposits or more than thirty percent, or the applicable state law limit, of deposits in the acquired bank’s state. The federal banking agencies prohibit banks from using their interstate branches primarily for deposit production and have accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Georgia has “opted in” to the IBBEA and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

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

The FDIC, the OCC and the Federal Reserve Board use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve Board has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

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

The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, the OCC and the Federal Reserve Board, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

Other Laws and Regulations

International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “IMLAFA”) and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

Among other things, the new rules require that financial institutions implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person’s identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or money laundering activities. The rules also limit a financial institution’s liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The SOA requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

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

Future Legislation. Changes to federal and state laws and regulations can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company’s operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the Company’s financial condition or results of operation.

Item 2.	Description of Property

The Bank’s main office is located at 301 North Broad Street in Thomasville, Georgia. The building contains approximately 10,000 square feet of finished space. The building contains a lobby, a vault, eight offices, four teller stations, three drive-in windows, a drive-up ATM and a loan operations area. The Bank’s main office also serves as the Company’s executive offices.

The Bank also operates a branch office at 1320 Remington Avenue in Thomasville, Georgia. The branch facility consists of 4,800 square feet of space and contains a lobby, a vault, five inside teller stations, three drive-in windows, a drive-up ATM, and, the Bank’s mortgage lending department.

The Bank also owns an office building located adjacent to the main office of the Bank that contains approximately 5,000 square feet. The first floor contains the boardroom conference facility and the TNB Financial Services division offices. The 2nd floor contains the Bank’s bookkeeping area, operations and data center.

The Bank owns approximately 1.49 acres of undeveloped land in Tallahassee, Florida for possible future expansion in order to better service the TNB Financial Services division clients.

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

No matter was submitted during the quarter ended December 31, 2006 to a vote of security holders of the Company.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock is quoted in the “pink sheets.” The following table sets forth the high and low bid prices for the Company’s common stock during 2006 and 2005, as reported in the pink sheets. These prices reflect inter-dealer quotations without retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

	High	Low
2006
First Quarter	22.50	19.85
Second Quarter	25.00	21.50
Third Quarter	25.00	22.50
Fourth Quarter	24.13	22.48

2005
First Quarter	18.00	15.00
Second Quarter	17.75	16.25
Third Quarter	19.50	18.00
Fourth Quarter	20.87	19.25

Holders of Common Stock

As of March 22, 2007, the number of holders of record of the Company’s common stock was 662.

Cash Dividends

The Company paid a cash dividend of $0.30 per share in July 2006 and a cash dividend of $0.25 per share in July 2005. Future dividend policy will depend on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

The Bank is restricted in its ability to pay dividends under the national banking laws and by OCC regulations. Pursuant to 12 U.S.C. § 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. § 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than 1/10 of the Bank’s net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. § 60(b), OCC approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere herein.

Overview

The Company’s principal asset is its ownership of the Bank. Accordingly, the Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business consisting of attracting both retail and business deposits, and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Bank’s interest-rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, the Bank’s profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and its effective tax rate. Noninterest income consists primarily of service charges and fees. Noninterest expense consists of salaries and employee benefits, occupancy expenses, professional fees, and other operating expenses.

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

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charge-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see the “Allowance for Loan Losses” discussion below, as well as Note 3 in the Company’s consolidated financial statements included in this Report.

Income Taxes. The Company estimates income tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 10 of the consolidated financial statements. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of its tax position. Although the Company uses available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws influencing the Company’s overall tax position.

Valuation of Goodwill/Intangible Assets and Test for Impairment. In its endeavor to enhance shareholders’ value, the Company acquired TNBFS (formerly Joseph Parker & Co., Inc.) in July 2002. The Company utilized the purchase method to reflect the acquisition of TNBFS. Accordingly, the Company was required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios. TNBFS was liquidated in June 2006, and its operations transferred to TNB Financial Services, a division of the bank formerly known as TNB Trust Services.

Results of Operations

For 2006, total assets increased by $23.0 million to $299.3 from $276.3 million in 2005. Cash and cash equivalents increased by $3.5 million to $31.1 from $27.6 million; securities increased by $3.0 to $13.4 from $10.4 million in 2005; loans increased by $14.7 million to $239.1 from $224.3 million in 2005; and all remaining assets increased by $1.6 million to $15.6 from $14.0 million in 2005.

To fund the growth in assets, deposits increased by $22.8 million to $260.7 from $237.9 million in 2005; borrowings decreased by $3.8 to $7.3 from $11.1 million in 2005; and the equity accounts increased by $3.6 to $26.1 from $22.5 million in 2005.

Net Interest Income

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the period indicated.

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-bearing deposits in banks	$55	$2	3.64%	$23	$1	4.35%
Federal funds sold	13,514	671	4.97%	8,566	302	3.53%
Securities	13,264	528	3.98%	11,847	423	3.57%
Loans, net	220,842	18,396	8.33%	216,544	14,498	6.70%

Total earning assets	$247,675	$19,597	7.91%	$236,980	$15,224	6.42%

Interest bearing deposits	$213,406	$8,201	3.84%	$187,397	$4,733	2.53%
Other borrowings	10,565	502	4.75%	15,470	610	3.94%
Trust preferred securities	4,124	293	7.10%	3,093	198	6.40%

Total interest-bearing liabilities	$228,095	$8,996	3.94%	$205,960	$5,541	2.69%

Net yield on earning assets			4.28%			4.09%

Net yield on interest-earning assets for 2006 and 2005 was 4.28% and 4.09%, respectively. The Company was able to increase its net yield on earning assets because the yield on earning assets grew faster than the growth in the cost of funds. This was achieved primarily due to a robust loan demand, and management’s ability to hold down increases in other borrowings.

Noninterest Income

Noninterest income for 2006 and 2005 amounted to $3,701,264 and $3,046,225, respectively. As a percent of average assets, however noninterest income increased from 1.2% in 2005 to 1.35% in 2006. The increase in noninterest income is primarily due to fee income generated by the Bank for trust services. The Bank was also able to increase service charges related to deposit accounts, as well as mortgage origination and other income.

The following table summarizes the major components of noninterest income for the years ended December 31, 2006 and 2005.

	2006	2005	Dollar Change	Percent Change
	(In thousands)
Trust and investment services	$2,230	$1,740	$490	28%
Service charges on deposit accounts	727	668	59	9
Mortgage origination fees	197	135	62	46
Other service charges, commissions and fees	192	183	9	5
Other	355	320	35	11

Total noninterest income	$3,701	$3,046	$655	22%

Noninterest Expense

Noninterest expense increased from $6,828,889 in 2005 to $7,412,342 in 2006. As a percent of total average assets, noninterest expense decreased from 2.68% in 2005 to 2.62% in 2006. The increase in expense in 2006 is primarily due to costs associated with the expansion of the Bank’s TNB Financial Services division. However, as evidenced by the fact that noninterest expense, as a percent of total average assets, decreased from calendar year 2005 to 2006, the Company has achieved a higher degree of efficiency.

The following table summarizes the major components of noninterest expense for 2006 and 2005.

	2006	2005	Dollar Change	Percent Change
	(In thousands)
Salaries and benefits	$4,043	$3,632	$411	11%
Equipment	549	550	(1)	—
Occupancy	340	367	(27)	(7)
Data processing	505	468	37	8
Legal and accounting	267	209	58	28
Advertising and marketing	391	359	32	9
Other operating expenses	1,317	1,244	73	6

Total noninterest expense	$7,412	$6,829	$583	9%

Allowance for Loan Losses

During 2006, the allowance for loan losses increased from $2,712,746 to $3,364,533. As a percent of gross loans, the allowance for loan losses increased from 1.19% to 1.39% during 2006. Net charge-offs during 2006 amounted to $69,213 or .03% of average loans. During 2005, the allowance for loan losses increased from $2,224,845 to $2,712,745. As a percent of gross loans, the allowance for loan losses was approximately 1.08% and 1.19% for 2004 and 2005, respectively. Net charge-offs during 2005 amounted to $7,099, or 0.01% of average loans. As of December 31, 2006, management considers the allowance for loan losses to be adequate to absorb future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Interest Rate Sensitivity

Net interest income, the Company’s primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any time constitute interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to manage rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company’s overall interest rate risk.

The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The Company’s interest rate sensitivity position at December 31, 2006 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of rate sensitivity.

	At December 31, 2006
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Earning assets:
Interest-bearing deposits in banks	$5,329	$—	$—	$—	$5,329
Federal funds sold	17,614	—	—	—	17,614
Investment securities	2,978	1,876	8,560	—	13,414
Loans	46,826	81,178	102,998	11,458	242,460

	72,747	83,054	111,558	11,458	278,817

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	169,162	—	—	—	169,162
Time deposits	14,556	20,729	22,728	1,556	59,569
Other borrowings	—	2,000	2,000	3,342	7,342
Junior subordinated debentures	—	—	—	4,124	4,124

	183,718	22,729	24,728	9,022	240,197

Interest rate sensitivity gap	$(110,971)	$60,325	$86,830	$2,436	$38,620

Cumulative interest rate sensitivity gap	$(110,971)	$(50,646)	$36,184	$38,620

Interest rate sensitivity gap ratio	0.40	3.65	4.51	1.27

Cumulative interest rate sensitivity gap ratio	0.40	0.75	1.16	1.16

As evidenced by the table above, on a cumulative basis, at December 31, 2006, the Company was liability sensitive up to one year, and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rates would reduce income for one year and increase income thereafter. Conversely, a decline in interest rates would increase income for one year and decrease income thereafter. This, however, assumes that all other factors affecting income remain constant.

As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank’s Asset/Liability Committee meets on a monthly basis and develops management’s strategy for the upcoming period. This strategy includes anticipations of future interest rate movements.

Liquidity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company’s primary source of liquidity is its ability to maintain and increase deposits through the Bank. Deposits increased by $22.8 million during 2006 and $38.7 million during 2005.

Below are the pertinent liquidity balances and ratios at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Dollars in thousands)
Cash and cash equivalents	$31,143	$27,582
Securities	13,414	10,372
CDs, over $100,000 to total deposits ratio	14.52%	15.8%
Loan to deposit ratio	88.9%	94.3%
Brokered deposits	19,100	21,667

Cash and cash equivalents are the primary source of liquidity. At December 31, 2006, cash and cash equivalents amounted to $31.1 million, representing 10.4% of total assets. Securities available for sale provide a secondary source of liquidity. At December 31, 2006, total securities amounted to $13.4 million, representing 4.5% of total assets.

At December 31, 2006, large denomination certificates accounted for 14.5% of total deposits. As a percent of total deposits, large denomination certificates decreased from 16.5% at December 31, 2005 to 14.5% at December 31, 2006. Large denomination CD’s are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CD’s and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CD’s may have a material adverse effect on the Bank’s liquidity.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2006, the Company had $19.1 million in brokered deposits, all in large denomination CDs.

Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, the Bank has granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Bank’s Board of Directors. The Bank has also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Bank uses the same credit policies for these off-balance-sheet commitments as they do for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Following is a summary of the commitments outstanding at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Dollars in Thousands)
Commitments to extend credit	$46,386	$45,400
Financial standby letters of credit	6,584	5,695

	$52,970	$51,095

The following table sets forth certain information about contractual cash obligations as of December 31, 2006.

		Payments Due After December 31, 2006
	Total	1 Year Or Less	1 -3 Years	4 -5 Years	After 5 Years
	(Dollars in Thousands)
Time certificates of deposit	$59,569	$35,285	$16,113	$6,615	$1,556
Other borrowings	7,342	2,000	1,000	—	4,342
Junior subordinated debentures	4,124	—	—	—	4,124

	$71,035	$37,285	$17,113	$6,615	$10,022

The Company’s operating leases represent short-term obligations, normally with maturities of one year or less. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of the Company’s cash funds.

At December 31, 2006, the Company had approximately $175,000 of binding commitments for capital expenditures.

Capital Adequacy

The capital resources of the Company are monitored on a periodic basis by federal and state regulatory authorities. During 2006, the Company increased capital by retaining net earnings of $3,434,000 million after payment of dividends. In addition to earnings for 2006, the Company issued approximately 17,191 shares of common stock related to stock-based compensation arrangements, resulting in an increase in capital of approximately $154,000. Accumulated other comprehensive income also increased $44,000. The Company is not aware of any trends that are likely to result in a material change in the Company’s liquidity.

There are primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio. Risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common shareholders’ equity, non-cumulative and cumulative perpetual preferred stock and minority interest. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital by average total assets.

The table below illustrates the Bank’s and Company’s regulatory capital ratios at December 31, 2006:

Bank	December 31, 2006	Minimum regulatory requirement
Tier 1 Capital	9.0%	4.0%
Tier 2 Capital
Total risk-based capital ratio	13.3%	8.0%
Leverage ratio	12.0%	3.0%

The above ratios indicate that the capital positions of the Bank are sound and that the Bank is well positioned for future growth.

Issuance of Junior Subordinated Debentures

On March 30, 2005, the Company, through a newly formed Delaware statutory trust, completed the sale of $4.0 million of trust preferred securities. The trust preferred securities have a maturity of 30 years and are redeemable beginning in June 2010 or upon the occurrence of certain other conditions. The Company used approximately $2.7 million of the proceeds from the sale of the trust preferred securities to repay holding company indebtedness and the remaining approximately $1.3 million was contributed as capital to the Bank. The trust preferred securities pay cumulative cash distributions accumulating from the date of issuance at an annual rate of LIBOR plus 1.90% of the liquidation amount of $1,000 per preferred security on March 31, June 30, September 30 and December 31 of each year. The trust preferred securities will be recorded as junior subordinated debentures on the consolidated balance sheet, but, subject to certain limitations, will qualify as Tier 1 capital for regulatory capital purposes.

Item 7.	Financial Statements

The following financial statements are filed as Exhibit 99.1 to this report and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no occurrence requiring a response to this Item.

Item 8A.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-KSB and have concluded that the Company’s disclosure controls and procedures are effective. During the fourth quarter of 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information relating to directors and executive officers of the Company contained in the Company’s definitive Proxy Statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) is incorporated herein by reference.

Item 10.	Executive Compensation

The information relating to executive compensation contained in the 2007 Proxy Statement is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to this item is contained in the 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions contained in the 2007 Proxy Statement is incorporated herein by reference.

Item 13.	Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) the Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 33-91536 (“SB-2”); (ii) the Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 333-58545 (“1998 SB-2”); (iii) the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (“2000 10-KSB”); or the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (“2003 10-KSB”). The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit No.		Description of Exhibit
*3.1	-	Articles of Incorporation of the Company (SB-2)

*3.2	-	Bylaws of the Company (SB-2)

*10.1	-	Employment Agreement dated January 14, 1998 between the Company and Stephen H. Cheney (1998 SB-2)

*10.2	-	Employment Agreement dated January 14, 1998 between the Company and Charles H. Hodges, III (1998 SB-2)

*10.3	-	2000 Directors’ Compensation Plan (2000 10-KSB)

10.4	-	2006 Stock Incentive Plan

*14.1	-	Code of Ethics (2003 10-KSB)

21.1	-	Subsidiaries of the Registrant

31.1	-	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	-	Consolidated Financial Statements

Item 14.	Principal Accountant Fees and Services

The information relating to principal accountant fees and services contained in the 2007 Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOMASVILLE BANCSHARES, INC.

Dated: March 30, 2007	By:	/s/ Stephen H. Cheney
Stephen H. Cheney
President and Chief Executive Officer
(principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen H. Cheney Stephen H. Cheney	President, Chief Executive Officer and Director (principal executive officer, principal financial officer and principal accounting officer)	March 30, 2007

/s/ Charles H. Hodges, III Charles H. Hodges, III	Executive Vice President and Director	March 30, 2007

/s/ Charles A. Balfour Charles A. Balfour	Director	March 30, 2007

/s/ Joel W. Barrett Joel W. Barrett	Director	March 30, 2007

David A. Cone	Director

/s/ Charles E. Hancock, M.D. Charles E. Hancock, M.D.	Director	March 30, 2007

/s/ Harold L. Jackson Harold L. Jackson	Director	March 30, 2007

Randall L. Moore	Director

/s/ Diane W. Parker Diane W. Parker	Director	March 30, 2007

Cochran A. Scott, Jr.	Director

/s/ Richard L. Singletary, Jr. Richard L. Singletary, Jr.	Director	March 30, 2007

/s/ J. Mark Parker J. Mark Parker	Director	March 30, 2007

EXHIBIT INDEX

Exhibit No		Description
10.4	-	2006 Stock Incentive Plan

21.1	-	Subsidiaries of the Registrant

31.1	-	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	-	Consolidated Financial Statements