Form 10QSB
period 2007-03-31
THOMASVILLE BANCSHARES INC
filed 2007-05-15
CIK 944468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

Common stock, $1.00 par value per share 2,958,463 shares issued and outstanding as of May 10, 2007

Transitional small business disclosure format (check one): Yes  ☐    No  ☒

THOMASVILLE BANCSHARES, INC.

INDEX

			Page Number
Part I – FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated balance sheets as of March 31, 2007 and December 31, 2006	3

		Consolidated statements of income For the three months ended March 31, 2007 and 2006	4

		Consolidated statements of comprehensive income For the three months ended March 31, 2007 and 2006	5

		Consolidated statements of stockholders’ equity	6

		Consolidated statements of cash flows For the three months ended March 31, 2007 and 2006	7

		Condensed notes to consolidated financial statements	8

	Item 2.	Management’s discussion and analysis	11

	Item 3.	Controls and procedures	24

Part II – OTHER INFORMATION			25

SIGNATURES			26

EXHIBITS

31.1	Rule 13a–14(a) Certification of Chief Executive Officer

31.2	Rule 13a–14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	2007	2006
Assets
Cash and due from banks	$14,565,418	$13,523,928
Interest-bearing deposits in banks	5,678	5,329
Federal funds sold	27,141,696	17,614,164
Securities available for sale, at fair value	12,994,066	13,413,548
Restricted equity securities, at cost	1,195,749	1,266,649
Other equity securities, at cost	290,000	290,000
Loans	256,254,035	242,460,338
Less: allowance for loan losses	3,439,684	3,364,533

Loans, net	252,814,351	239,095,805
Premises and equipment, net	6,163,062	5,900,751
Goodwill	3,372,259	3,372,259
Interest receivable	3,194,723	2,905,420
Other assets	2,041,570	1,872,295

	$323,778,572	$299,260,148

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$33,954,404	$31,973,060
Interest-bearing	248,043,392	228,731,052

Total deposits	281,997,796	260,704,112
Other borrowings	8,216,667	7,341,667
Junior subordinated debentures	4,124,000	4,124,000
Securities sold under agreements to repurchase	798,767	—
Accrued interest payable	541,309	551,731
Other liabilities	841,246	429,219

Total liabilities	296,519,785	273,150,729

Commitments and contingencies
Stockholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,958,273 and 2,957,698 issued and outstanding	2,958,273	2,957,698
Paid-in capital	8,347,996	8,298,041
Retained earnings	16,056,703	14,987,978
Accumulated other comprehensive loss	(104,185)	(134,298)

Total stockholders’ equity	27,258,787	26,109,419

	$323,778,572	$299,260,148

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED MARCH 31, 2007 AND 2006

	2007	2006
Interest income
Interest and fees on loans	$4,877,809	$4,197,918
Interest on taxable securities	128,504	131,092
Interest on federal funds sold	317,563	67,618
Interest on deposits in other banks	374	426

	5,324,250	4,397,054

Interest expense
Interest on deposits	2,510,243	1,606,577
Interest on other borrowings	157,563	195,370

	2,667,806	1,801,947

Net interest income	2,656,444	2,595,107
Provision for loan losses	70,000	105,000

Net interest income after provision for loan losses	2,586,444	2,490,107

Noninterest income
Service charges on deposit accounts	168,863	179,472
Other service charges, commissions and fees	55,501	45,937
Trust and investment services	627,917	517,959
Mortgage origination fees	67,011	39,674
Other	75,488	79,086

	994,780	862,128

Noninterest expense
Salaries and employee benefits	1,111,671	1,027,071
Equipment	141,097	135,827
Occupancy	87,203	87,494
Data processing	145,613	115,601
Advertising and marketing	104,441	86,026
Legal and accounting	51,159	55,079
Other operating	319,707	204,473

	1,960,891	1,711,571

Income before income taxes	1,620,333	1,640,664
Applicable income taxes	551,608	653,707

Net income	$1,068,725	$986,957

Basic earnings per share	$0.36	$0.34

Diluted earnings per share	$0.35	$0.33

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS

ENDED MARCH 31, 2007 AND 2006

	2007	2006
Net income	$1,068,725	$986,957

Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during period, net of tax (benefits) of $15,513 and $(15,616)	30,113	(30,313)

Total other comprehensive income (loss)	30,113	(30,313)

Comprehensive income	$1,098,838	$956,644

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

AND FOR THE YEAR ENDED DECEMBER 31, 2006

					Accumulated Other
	Common Stock		Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance, December 31, 2005	2,940,507	$2,940,507	$8,160,931	$11,553,880	$(178,300)	$22,477,018
Net income	—	—	—	4,320,831	—	4,320,831
Cash dividend declared, $0.30 per share	—	—	—	(886,733)	—	(886,733)
Other comprehensive income	—	—	—	—	44,002	44,002
Issuance of common stock	2,053	2,053	46,387	—	—	48,440
Exercise of stock options	400	400	3,600	—	—	4,000
Stock-based compensation	—	—	24,902	—	—	24,902
Issuance of restricted stock	14,738	14,738	62,221	—	—	76,959

Balance, December 31, 2006	2,957,698	2,957,698	8,298,041	14,987,978	(134,298)	26,109,419
Net income	—	—	—	1,068,725	—	1,068,725
Other comprehensive income	—	—	—	—	30,113	30,113
Issuance of common stock	575	575	13,155	—	—	13,730
Issuance of restricted stock	—	—	36,800	—	—	36,800

Balance, March 31, 2007	2,958,273	$2,958,273	$8,347,996	$16,056,703	$(104,185)	$27,258,787

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS

ENDED MARCH 31, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES
Net income	$1,068,725	$986,957
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	70,000	105,000
Depreciation	90,524	94,894
Increase in interest receivable	(289,303)	(218,943)
Decrease in interest payable	(10,422)	(54,976)
Increase in taxes payable	281,518	428,013
Net other operating activities	(54,278)	(82,471)

Total adjustments	88,039	271,517

Net cash provided by operating activities	1,156,764	1,258,474

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(349)	(426)
Purchases of securities available for sale	(2,515,000)	(2,963,610)
Proceeds from maturities of securities available for sale	2,980,107	—
(Increase) decrease in federal funds sold	(9,527,532)	13,951,353
Increase in loans, net	(13,788,546)	(4,490,010)
Net change in restricted equity securities	70,900	(37,900)
Purchase of premises and equipment	(352,835)	(79,308)

Net cash provided by (used in) investing activities	(23,133,255)	6,380,099

FINANCING ACTIVITIES
Increase (decrease) in deposits	21,293,684	(8,373,570)
Repayment of other borrowings	(1,125,000)	(1,350,596)
Proceeds from other borrowings	2,000,000	—
Increase in securities sold under agreements to repurchase	798,767	—
Issuance of common stock, net	13,730	8,672
Issuance of restricted stock	36,800	35,900

Net cash provided by (used in) financing activities	23,017,981	(9,679,594)

Net increase (decrease) in cash and due from banks	1,041,490	(2,041,021)
Cash and due from banks at beginning of year	13,523,928	9,613,584

Cash and due from banks at end of year	$14,565,418	$7,572,563

Supplemental Disclosures
Cash paid for interest	$2,678,228	$1,856,923
Cash paid for income taxes	359,622	25,207

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Thomasville Bancshares, Inc. (the “Company”) and subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2006.

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

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

2.	TRUST AND MONEY MANAGEMENT

Property and funds held by the Company and its subsidiary in a fiduciary or other capacity for the benefit of its customers are not included in the accompanying consolidated financial statements since such items are not assets of the Company. Income earned from fees charged against trust assets, including money management services, is recognized in the Company’s consolidated income statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and restricted stock.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	March 31,
	2007	2006
Net income	$1,068,725	$986,957

Weighted average number of common shares outstanding	2,957,756	2,940,588
Effect of dilutive options	100,878	91,818

Weighted average number of common shares outstanding used to calculate dilutive earnings per share	3,058,634	3,032,406

4.	STOCK-BASED COMPENSATION PLANS

The Company has three stock option plans under which it has granted options to its employees to purchase common stock at the fair market price on the date of grant. The plans provide for “incentive stock options” and “non-qualified stock options”. The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment. It is the Company’s policy to issue new shares for stock option exercises.

Under the plans, the Board of Directors can grant stock options to employees of the Company to purchase up to 139,200 shares of its common stock. At March 31, 2007, there were no shares available for grant under the plans.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	STOCK-BASED COMPENSATION PLANS (Continued)

Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provision of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted FASB No. 123R, Share-Based Payment, utilizing the “modified prospective” method as described in FASB No. 123R. In the “modified prospective” method, compensation cost is recognized for all stock-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FASB No. 123R, prior period amounts were not restated. FASB No. 123R also requires the tax benefits associated with these stock-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

At March 31, 2007, there was approximately $688,700 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 4.9 years.

Restricted Stock

In March 1996, the Board of Directors of the Company approved a deferred compensation plan (the “Plan”) for the Company’s and Bank’s directors and officers which grants to each person restricted shares of the Company’s common stock for attending Board/Committee meetings and bonuses. Shares of restricted stock granted pursuant to the Plan shall not vest until the earlier to occur of: (a) the retirement of a director from the Company’s Board of Directors or (b) a change in control of the Company. On several occasions, shares of restricted stock have been awarded to executive officers of the Company and its subsidiary. These shares vest only upon the directors’ or officers’ retirement, resignation or upon a change in control. At March 31, 2007, 101,648 shares of restricted stock were outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Analysis should be read in conjunction with the 2006 Annual Report on Form 10-KSB and the consolidated financial statements & related notes included in of this quarterly filing. The Company’s accounting policies, which are described in detail in Form 10-KSB, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the section entitle Forward-Looking Statements within this Analysis.

DESCRIPTION OF BUSINESS

Thomasville Bancshares, Inc., a Georgia corporation (the “Corporation”), was formed in March 1995 to organize and act as the holding company for Thomasville National Bank (the “Bank”), a national banking association. The Bank opened for business in October 1995, and presently operates two branches in Thomasville, Georgia. The Bank is a full service commercial bank, with trust powers, and offers a full range of banking services to individual and corporate customers in its primary market area of Thomas County, Georgia and surrounding counties. The Bank also offers trust and investment services through TNB Financial Services (“TNBFS”), a division of the Bank.

The Company’s results of operations are largely dependent on interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, borrowings, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

FINANCIAL CONDITION

Consolidated assets totaled $323,778,573 at March 31, 2007, up $24,518,425 or 8.19% from year-end 2006. Asset growth was concentrated in the loan portfolio and the federal funds sold. Specifically, loans grew $13,793,697 or 5.69% and federal funds sold grew $9,527,532; available for sale securities declined $419,482. Loans comprised approximately 84.87%, investment securities, 5.14%, and federal funds sold, 9.11%, of earning assets at March 31, 2007 versus 86.93%, 4.88%, and 6.40%, respectively, at December 31, 2006. Overall, earning assets continued to approximate 92.00% of total assets at March 31, 2007. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Investment Securities

On a carrying value basis, investment securities declined $419,482 or 3.13% since December 31, 2006. At March 31, 2007, the entire security portfolio was comprised of U.S. Government sponsored agency securities. Overall, securities comprised 5.14% of earning assets at March 31, 2007, up 26 basis points from year-end 2006 levels.

Management believes the credit quality of the investment portfolio remains sound, with the total carrying value of debt securities comprised primarily of U.S. Government-sponsored agencies at March 31, 2007.

The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category
March 31, 2007 (In Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U. S. Government sponsored agencies	$13,152	$6	$(164)	$12,994

As shown, the market value of the securities portfolio reflected $164,000 in net unrealized losses at March 31, 2007; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company has a concentration in the obligations of U.S. Government sponsored agencies.

Loans

Loans grew 5.69% or $13,793,697 at March 31, 2007 compared to December 31, 2006. The loan to deposit ratio aggregated 90.9% at March 31, 2007 versus 93.0% at December 31, 2006, and 100.9% a year ago. Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will continue to grow in 2007. Managerial strategies to increase loan production include continuing competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. During the same period in 2006, net loans increased $4,385,012. Loans outstanding are presented by type in the table below.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Loans (Continued)

Loans by Category (In thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Commercial, financial and agricultural	$43,730	$38,506	$39,640
Real estate – construction	11,257	12,182	11,730
Real estate – mortgage	175,001	171,293	157,396
Consumer	9,721	9,867	9,135
Other	16,545	10,613	13,665

Total Loans	256,254	242,461	231,566
Allowance for loan losses	(3,440)	(3,365)	(2,822)

Loans, net	$252,814	$239,096	$228,744

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. The Bank’s real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans. At March 31, 2007, real estate loans exceeded $186,258,000, and commitments to extend credit on such loans approximated $11,479,000. These loans are made consistent with the Bank’s appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. These loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the Bank. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $49,674,000 at March 31, 2007; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit during 2007.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $35,000 at March 31, 2007, down $162,000 or 82.23% from December 31, 2006 and 96.43% from March 31, 2006. As a percent of total assets, nonperforming assets totaled .01% at March 31, 2007 versus .07% at year-end 2006 and .37% a year ago. No material credits have been transferred or removed from nonaccrual status during 2007.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 98.29% the nonperforming loans balance at March 31, 2007 versus 17.08% at year-end 2006 and 2.87% a year ago. Management is unaware of any other material developments in nonperforming assets at March 31, 2007 that should be presented or otherwise discussed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Nonperforming Assets (Continued)

Loans past due 90 days or more and still accruing interest approximated $62,000, or less than .02% of net loans, at March 31, 2007. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days and still accruing interest:

Nonperforming Assets (In thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Nonaccrual loans:
Commercial, financial and agricultural	$—	$—	$—
Real estate – construction	—	—	—
Real estate – mortgage	14	132	950
Consumer	21	65	31
Other	—	—	—

Total nonaccrual loans	35	197	981

Restructured loans	—	—	—
Total nonperforming loans	35	197	981
Foreclosed real estate	—	—	—
Other repossessed assets	—	—	—

Total nonperforming assets	$35	$197	$981

Accruing loans past due 90 days or more	$62	$19	$32

Ratios:
Nonperforming loans to net loans	0.00%	0.08%	0.43%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.01%	0.08%	0.43%

Nonperforming Assets (Continued)

Policy Note. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower’s ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual when the collection of recorded interest or principal is not anticipated in the foreseeable future. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Nonaccrual loans that are impaired are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral net of selling costs. Any impairment in the principal balance is charged against the allowance for loan losses. Accrued interest on any loan placed on nonaccrual status is reversed. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual (or former nonaccrual) loans until all principal has been collected. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The three-month provision for loan losses at March 31, 2007 totaled $70,000, and net recoveries, $5,151. The comparable provision and net recoveries amounts at March 31, 2006 were $105,000 and $4,722. Net recoveries represented 0.002% of average loans at March 31, 2007 and March 31, 2006. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Three Months Ended March 31, (In Thousands)	2007	2006
Allowance for loan losses at beginning of year	$3,365	$2,713
Provision for loan losses	70	105
Charge-offs:
Commercial, financial, and agricultural	—	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	1	4
Other	1	—

Total charge-offs	2	4

Recoveries:
Commercial, financial, and agricultural	—	2
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	5	6
Other	2	—

Total recoveries	7	8

Net charge-offs (recoveries)	(5)	(4)

Allowance for loan losses at end of period	$3,440	$2,822

Net loans outstanding at end of period	$256,254	$242,460

Average net loans outstanding at end of period	$245,450	$220,842

Ratios:
Allowance to net loans	1.340%	1.164%
Net charge-offs (recoveries) to average loans	(0.002)%	(0.002)%
Provision to average loans	0.029%	0.048%
Recoveries to total charge-offs	350.000%	200.000%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Allowance for Loan Losses (Continued)

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. The allowance calculation is also reviewed annually by an independent accounting firm. The Bank’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Deposits

Deposits grew $21,293,684 or 8.17% since year-end 2006. Noninterest-bearing deposits increased $1,981,344 or 6.20%, while interest-bearing deposits increased $19,312,340 or 8.44%. The increase in interest-bearing deposits was reflected in one category, interest-bearing demand. The interest-bearing demand increase was due primarily from growth in deposit balances held by TNBFS for their clients. The decline in the certificates of deposits is due to the maturing of the brokered deposits. The reliance on these volatile deposits has declined approximately $5,025,000 or 26.31% since year end and $7,529,000 or 34.85% from the same period a year ago. Overall, interest-bearing deposits comprised 87.96%, and noninterest-bearing deposits, 12.04%, of total deposits at March 31, 2007. The distribution of interest-bearing balances at March 31, 2007 and certain comparable quarter-end dates is shown in the table below:

	March 31, 2007		December 31, 2006		March 31, 2006
Deposits (Dollars in thousands)	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
Interest-bearing demand deposits[1]	$184,107	74.22%	$161,569	70.64%	$127,936	66.13%
Savings	7,405	2.99%	7,593	3.32%	8,017	4.14%
Time certificates	56,531	22.79%	59,569	26.04%	57,495	29.72%

Total interest-bearing deposits	$248,043	100.00%	$228,731	100.00%	$193,448	100.00%

[1]	NOW and money market accounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Deposits (Continued)

The Company had $14,075,000 brokered deposits at March 31, 2007 compared to $19,100,000 at year end and $21,604,000 a year ago.

Approximately 59.64% of time certificates at March 31, 2007 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at March 31 for the last two periods is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $8,216,667 at March 31, 2007, up $875,000 from year end. All advances accrue interest at an effective rate than ranges between 3.81% and 5.39% as of March 31, 2007. Interest is payable monthly on all outstanding advances. The year to date interest expense on the advances approximates $76,000 as of March 31, 2007. The advances are collateralized by the pledging of qualifying 1-4 family mortgages included in the loan portfolio as of March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the Company’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2007 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $41.7 million, representing 12.9% of total assets. Investment securities, which amounted to $14.5 million, or 4.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company’s management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank’s primary regulator, the Office of the Comptroller of the Currency (“OCC”).

	Bank March 31, 2007	Minimum Required by Regulator
Total capital to risk weighted assets	13.0%	8.0%
Tier I capital to risk weighted assets	11.7%	4.0%
Tier I capital to average assets	9.1%	4.0%

Dividend Policy

The Company is a legal entity separate and distinct from its subsidiary, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiary. Banking regulations limit the amount of dividends the Bank may pay without prior approval of the regulatory agencies. Year-to-date, Thomasville National Bank has paid none of the $8,229,000 in cash dividends available to the Company in 2007 without such prior approval. The Company uses regular dividends paid by the Bank in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Impact of Inflation

The effects of inflation on the local economy and the Company’s operating results have been relatively modest the last several years. Because substantially all the Company’s assets and liabilities, including cash, securities, loans, and deposits, are monetary in nature, their values are less sensitive to the effects of inflation than to changing interest rates. As discussed in the preceding section, the Company attempts to control the impact of interest rate fluctuations by managing the relationship between its interest sensitive assets and liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

RESULTS OF OPERATIONS

Net income for the 2007 first quarter totaled $1,068,725, up $81,768 or 8.28% from 2006. On a per share basis, basic earnings per share grew $0.02 to $0.36 at March 31, 2007 from $0.34 in 2006. Variations in operating results are further discussed within the next two subsections of this Analysis.

Net Interest Income

Net interest income increased $61,337 or 2.36% during the first three months of 2007 compared to 2006. The net interest margin approximated 3.76% at March 31, 2007 versus 4.16% a year ago; the interest rate spread, 3.26% versus 3.70%. Interest earnings on loans and federal funds sold improved $679,891 or 16.20% and $249,945 or 369.64% from same period results in 2006 while earnings on investment securities fell 1.97% or $2,588.

The intense competition for loans and deposits continues in 2007 and shows no sign of abating. The number of existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table on the next page.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

Average Balances[3]	2007			2006
Three Months Ended March 31, (Dollars in Thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans[1]	$245,450	$4,878	7.95%	$230,536	$4,198	7.28%
Taxable investment securities	12,616	129	4.09%	13,156	131	3.98%
Federal funds sold	24,848	318	5.12%	5,923	68	4.59%
Interest-bearing deposits in banks	6	—	—	48	—	—

Total interest-earning assets	282,920	5,325	7.53%	249,663	4,397	7.04%

Non-interest earning assets:
Cash	11,440			8,542
Allowance for loan losses	(3,396)			(2,751)
Other assets	16,427			13,231

Total noninterest-earning assets	24,471			19,022

Total assets	$307,391			$268,685

Liabilities and Stockholder’s Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits[2]	$181,446	1,823	4.02%	$139,876	1,071	3.06%
Time deposits	57,181	687	4.81%	57,668	535	3.71%
Other borrowings	7,357	83	4.51%	13,719	129	3.76%
Junior subordinated debentures	4,124	75	7.27%	4,124	66	6.40%

Total interest-bearing liabilities	250,108	2,668	4.27%	215,387	1,801	3.34%

Non-interest-bearing liabilities and stockholders’ equity
Demand deposits	28,607			29,513
Other liabilities	2,392			807
Stockholders’ equity	26,284			22,978

Total noninterest-bearing liabilities and stockholders’ equity	57,283			53,298

Total liabilities and stockholders’ equity	$307,391			$268,685

Interest rate spread			3.26%			3.70%

Net interest income		$2,657			$2,596

Net interest margin			3.76%			4.16%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.

[2]	NOW and money market accounts.

[3]	Averages presented generally represent average daily balances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2007 and 2006. The following table summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

	2007 Compared to 2006
Three Months Ended March 31,	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Increase (decrease) in:
Income from earning assets:
Loans	$2,720	$1,634	$1,086
Taxable investment securities	(8)	14	(22)
Federal funds sold	1,000	131	869
Interest-bearing deposits in bank	—	—	—

Total interest income	3,712	1,779	1,933

Expense from interest-bearing liabilities:
Savings and interest-bearing demand deposits	3,008	1,735	1,273
Time deposits	608	626	(18)
Other borrowings	(184)	55	(239)
Junior subordinated debentures	36	36	—

Total interest expense	3,468	2,452	1,016

Net change in net interest income	$244	$(673)	$917

Noninterest Income and Expense

Noninterest income increased $136,652 or 15.39% during the first quarter of 2007 compared to 2006. A $109,958 or 21.23% increase in trust and investment service income was one of the key factors in the three-month results. An increase of $27,337 or 68.90% in mortgage origination fees also contributed to the higher noninterest income. Service charges on deposit accounts and other operating income posted minimal declines from the first quarter 2006. Overall, noninterest expense increased $249,320 or 14.57% in 2007 compared to 2006. Salaries and other personnel related costs accounted for $84,600 or 8.24% of the increase. The vast majority, or 78%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at March 31, 2007. Profit-sharing accruals and other benefits, including insurance, constituted the remaining 12% and 10% of employee expenses. When compared to the prior year, net occupancy and equipment expense increased a nominal 2.23% or $4,979 during the first three months of 2007 compared to 2006. Data processing and advertising expenses accounted for $30,012 and $18,415 of the increase from 2006 in noninterest expense, respectively. Other operating expenses increased $115,234 or 56.36% at March 31, 2007 compared to 2006; a $23,015 increase in brokered CD placement fee expense accounted for the bulk of the 2007 - 2006 fluctuation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Recent Accounting Pronouncements

Recent accounting pronouncements affecting the Company are discussed in the 2006 Form 10-KSB previously filed with the Securities and Exchange Commission.

Various other accounting proposals affecting the banking industry are pending with the Financial Accounting Standards Board. Given the inherent uncertainty of the proposal process, the Company cannot assess the impact of any such proposals on its financial condition or results of operations.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives have made, and may continue to make, various written or oral forward-looking statements with respect to business and financial matters, including statements contained in this report, filings with the Securities and Exchange Commission, and press releases. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “should,” and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements related to loan growth, deposit growth, per share growth, and statements expressing general sentiment about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements in light of new information or future events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Forward-Looking Statements (Continued)

Forward-looking statements involve inherent risks and uncertainties. Certain factors that could cause actual results to differ materially from estimates contained in or underlying forward-looking statements include:

•	Competitive pressures between depository and other financial institutions may increase significantly.

•	Changes in the interest rate environment may reduce margins and impact funding sources.

•	General economic or business conditions in the geographic regions and industry in which the Company operates may lead to deterioration in credit quality or a reduced demand for credit.

•	Legislative or regulatory changes, including changes in accounting standards, monetary policies, and taxation requirements, may adversely affect the Company’s business.

Other factors include:

•	Changes in consumer spending and saving habits as well as real estate markets.

•	Management of costs associated with expansion of existing and development of new distribution channels, and ability to realize increased revenues from these distribution channels.

•	The outcome of litigation which depends on judicial interpretations of law and findings of juries.

•	The effect of mergers, acquisitions, and/or dispositions and their integration into the Company.

•	Other risks and uncertainties as detailed from time to time in Company filings with the Securities and Exchange Commission.

The foregoing list of factors is not exclusive. Many of the factors that will determine actual financial performance and values are beyond the Company’s ability to predict or control. This Analysis should be read in conjunction with the consolidated financial statements and related notes.

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

Part II - Other Information

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed with this report.

Exhibit Number	Description

3.1	Articles of Incorporation of the Company (incorporated herein by referenced to the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 33-91536)

3.2	Bylaws of the Company (incorporated herein by referenced to the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 33-91536)

31.1	Certification Pursuant to Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMASVILLE BANCSHARES, INC.

Date: May 15, 2007	By:	/s/ Stephen H. Cheney
Stephen H. Cheney President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)