Form 10QSB
period 2007-06-30
THOMASVILLE BANCSHARES INC
filed 2007-08-14
CIK 944468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Common stock, $1.00 par value per share 2,962,471 shares issued and outstanding as of August 9, 2007.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

THOMASVILLE BANCSHARES, INC.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	2007	2006
Assets

Cash and due from banks	$11,804,920	$13,523,928
Interest-bearing deposits in banks	33,667	5,329
Federal funds sold	15,074,555	17,614,164
Securities available for sale, at fair value	17,397,143	13,413,548
Restricted equity securities, at cost	1,297,699	1,266,649
Other equity securities, at cost	290,000	290,000

Loans	260,826,535	242,460,338
Less: allowance for loan losses	3,501,303	3,364,533

Loans, net	257,325,232	239,095,805

Premises and equipment, net	6,225,469	5,900,751
Goodwill	3,372,259	3,372,259
Interest receivable	3,301,007	2,905,420
Other assets	2,173,084	1,872,295

	$318,295,035	$299,260,148

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$31,115,209	$31,973,060
Interest-bearing	246,165,519	228,731,052

Total deposits	277,280,728	260,704,112

Other borrowings	8,050,000	7,341,667
Junior subordinated debentures	4,124,000	4,124,000
Securities sold under agreements to repurchase	771,546	—
Accrued interest payable	538,691	551,731
Other liabilities	286,088	429,219

Total liabilities	291,051,053	273,150,729

Commitments and contingencies

Stockholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,962,071 and 2,957,698 issued and outstanding	2,962,071	2,957,698
Paid-in capital	8,471,987	8,298,041
Retained earnings	15,976,963	14,987,978
Accumulated other comprehensive loss	(167,039)	(134,298)

Total stockholders’ equity	27,243,982	26,109,419

	$318,295,035	$299,260,148

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED JUNE 30, 2007 AND 2006

	2007	2006
Interest income
Interest and fees on loans	$5,154,830	$4,578,213
Interest on taxable securities	153,638	132,237
Interest on federal funds sold	254,395	107,122
Interest on deposits in other banks	145	3,368

	5,563,008	4,820,940

Interest expense
Interest on deposits	2,641,607	1,924,472
Interest on other borrowings	175,053	227,497

	2,816,660	2,151,969

Net interest income	2,746,348	2,668,971
Provision for loan losses	60,000	105,000

Net interest income after provision for loan losses	2,686,348	2,563,971

Noninterest income
Service charges on deposit accounts	169,891	179,866
Other service charges, commissions and fees	55,583	46,374
Trust and investment services	651,525	553,667
Mortgage origination fees	77,595	47,537
Other	72,797	82,037

	1,027,391	909,481

Noninterest expense
Salaries and employee benefits	1,151,136	990,579
Equipment	147,604	136,473
Occupancy	88,713	100,882
Data processing	119,639	116,423
Advertising and marketing	88,722	89,273
Legal and accounting	76,148	66,727
Other operating	359,846	412,452

	2,031,808	1,912,809

Income before income taxes	1,681,931	1,560,643
Applicable income taxes	576,843	596,754

Net income	$1,105,088	$963,889

Basic earnings per share	$0.37	$0.33

Diluted earnings per share	$0.36	$0.31

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS

ENDED JUNE 30, 2007 AND 2006

	2007	2006
Interest income
Interest and fees on loans	$10,032,639	$8,776,131
Interest on taxable securities	282,142	263,329
Interest on federal funds sold	571,958	174,740
Interest on deposits in other banks	519	3,794

	10,887,258	9,217,994

Interest expense
Interest on deposits	5,151,850	3,531,049
Interest on other borrowings	332,616	422,867

	5,484,466	3,953,916

Net interest income	5,402,792	5,264,078
Provision for loan losses	130,000	210,000

Net interest income after provision for loan losses	5,272,792	5,054,078

Noninterest income
Service charges on deposit accounts	338,754	359,338
Other service charges, commissions and fees	111,084	92,311
Trust and investment services	1,279,442	1,071,626
Mortgage origination fees	144,606	87,211
Other	148,285	161,123

	2,022,171	1,771,609

Noninterest expense
Salaries and employee benefits	2,262,807	2,017,650
Equipment	288,701	272,300
Occupancy	175,916	188,376
Data processing	265,252	232,024
Advertising and marketing	193,163	175,299
Legal and accounting	127,307	121,806
Other operating	679,553	616,925

	3,992,699	3,624,380

Income before income taxes	3,302,264	3,201,307

Applicable income taxes	1,128,451	1,250,461

Net income	$2,173,813	$1,950,846

Basic earnings per share	$0.73	$0.66

Diluted earnings per share	$0.71	$0.64

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS

ENDED JUNE 30, 2007 AND 2006

	2007	2006
Net income	$1,105,088	$963,889

Other comprehensive loss:
Net unrealized holding losses arising during period, net of tax benefits of $32,379 and $18,606	(62,854)	(36,117)

Total other comprehensive loss	(62,854)	(36,117)

Comprehensive income	$1,042,234	$927,772

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS

ENDED JUNE 30, 2007 AND 2006

	2007	2006
Net income	$2,173,813	$1,950,846

Other comprehensive loss:
Net unrealized holding losses arising during period, net of tax benefits of $16,867 and $34,222	(32,741)	(66,430)

Total other comprehensive loss	(32,741)	(66,430)

Comprehensive income	$2,141,072	$1,884,416

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

AND FOR THE YEAR ENDED DECEMBER 31, 2006

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance, December 31, 2005	2,940,507	$2,940,507	$8,160,931	$11,553,880	$(178,300)	$22,477,018
Net income	—	—	—	4,320,831	—	4,320,831
Cash dividends paid, $0.30 per share	—	—	—	(886,733)	—	(886,733)
Other comprehensive income	—	—	—	—	44,002	44,002
Issuance of common stock	2,053	2,053	46,387	—	—	48,440
Exercise of stock options	400	400	3,600	—	—	4,000
Stock-based compensation	—	—	24,902	—	—	24,902
Issuance of restricted stock	14,738	14,738	62,221	—	—	76,959

Balance, December 31, 2006	2,957,698	2,957,698	8,298,041	14,987,978	(134,298)	26,109,419
Net income	—	—	—	2,173,813	—	2,173,813
Other comprehensive loss	—	—	—	—	(32,741)	(32,741)
Dividends paid, $0.40 per share				(1,184,828)		(1,184,828)
Issuance of common stock	4,373	4,373	103,146	—	—	107,519
Issuance of restricted stock	—	—	70,800	—	—	70,800

Balance, June 30, 2007	2,962,071	$2,962,071	$8,471,987	$15,976,963	$(167,039)	$27,243,982

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS

ENDED JUNE 30, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES
Net income	$2,173,813	$1,950,846
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	130,000	210,000
Depreciation	181,166	179,554
Increase in interest receivable	(395,587)	(585,607)
Increase (decrease) in interest payable	(13,040)	25,639
Increase in taxes payable	(254,867)	(107,013)
Net other operating activities	(172,187)	51,536

Total adjustments	(524,515)	(225,891)

Net cash provided by operating activities	1,649,298	1,724,955

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(28,338)	(3,802)
Purchases of securities available for sale	(7,013,202)	(2,967,457)
Proceeds from maturities of securities available for sale	2,980,000	—
Decrease in federal funds sold	2,539,609	12,063,468
Increase in loans, net	(18,359,427)	(10,007,856)
Net change in restricted equity securities	(31,050)	(142,900)
Purchase of premises and equipment	(505,884)	(170,396)

Net cash used in investing activities	(20,418,292)	(1,228,943)

FINANCING ACTIVITIES
Increase (decrease) in deposits	16,576,616	(1,472,022)
Repayment of other borrowings	(1,291,667)	—
Proceeds from other borrowings	2,000,000	3,524,404
Increase in securities sold under agreements to repurchase	771,546	—
Issuance of common stock, net	107,519	8,644
Issuance of restricted stock	70,800	69,600
Proceeds from exercise of stock options	—	2,000
Dividends paid	(1,184,828)	(886,733)

Net cash provided by financing activities	17,049,986	1,245,893

Net increase (decrease) in cash and due from banks	(1,719,008)	1,741,905

Cash and due from banks at beginning of year	13,523,928	9,613,584

Cash and due from banks at end of year	$11,804,920	$11,355,489

Supplemental Disclosures
Cash paid for interest	$5,497,506	$3,928,277
Cash paid for income taxes	1,356,863	1,110,207

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Thomasville Bancshares, Inc. (the “Company”) and subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and the six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2006.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$1,105,088	$963,889	$2,173,813	$1,950,846

Weighted average common shares outstanding	2,960,241	2,946,139	2,959,005	2,943,379
Effect of dilutive stock options and restricted stock	95,618	113,313	94,848	112,371

Weighted average dilutive common shares outstanding	3,055,859	3,059,452	3,053,853	3,055,750

4.	STOCK-BASED COMPENSATION PLANS

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

Under the plans, the Board of Directors can grant stock options to employees of the Company to purchase up to 139,200 shares of its common stock. At June 30, 2007, there were no shares available for grant under the plans.

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

At June 30, 2007, there was approximately $650,900 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 4.42 years.

Restricted Stock

In March 1996, the Board of Directors of the Company approved a deferred compensation plan (the “Plan”) for the Company’s and Bank’s directors and officers which grants to each person restricted shares of the Company’s common stock for attending Board/Committee meetings and bonuses. Shares of restricted stock granted pursuant to the Plan shall not vest until the earlier to occur of: (a) the retirement of a director from the Company’s Board of Directors or (b) a change in control of the Company. On several occasions, shares of restricted stock have been awarded to executive officers of the Company and its subsidiary. These shares vest only upon the directors’ or officers’ retirement, resignation or upon a change in control. At June 30, 2007, 103,019 shares of restricted stock were outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

DESCRIPTION OF BUSINESS

Thomasville Bancshares, Inc., a Georgia corporation, was formed in March 1995 to organize and act as the holding company for Thomasville National Bank (the “Bank”), a national banking association. The Bank opened for business in October 1995, and presently operates two branches in Thomasville, Georgia. The Bank is a full service commercial bank, with trust powers, and offers a full range of banking services to individual and corporate customers in its primary market area of Thomas County, Georgia and surrounding counties. The Bank also offers trust and investment services through TNB Financial Services, a division of the Bank.

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, borrowings, trust services, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

FINANCIAL CONDITION

Consolidated assets totaled $318,295,035 at June 30, 2007, up $19,034,887 or 6.36% from year-end 2006. Asset growth was concentrated in the loan portfolio and the available for sale securities. Specifically, loans grew $18,366,197 or 7.57% and available for sale securities, $3,983,595; federal funds sold declined $2,539,609. Loans comprised approximately 87.25%, investment securities, 5.90%, and federal funds sold, 5.11%, of earning assets at June 30, 2007 versus 86.93%, 4.88%, and 6.40%, respectively, at December 31, 2006. Overall, earning assets continued to approximate 92.66% of total assets at June 30, 2007. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Investment Securities

On a carrying value basis, investment securities increased $3,983,595 or 29.70% since December 31, 2006. At June 30, 2007, the security portfolio was comprised of primarily U.S. Government sponsored agency securities. Overall, securities comprised 5.90% of earning assets at June 30, 2007, up 102 basis points from year-end 2006 levels. Management believes the credit quality of the investment portfolio remains sound.

The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category June 30, 2007 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale:
U. S. Government sponsored agencies	$17,650	$—	$(253)	$17,397

As shown, the market value of the securities portfolio reflected $253,000 in net unrealized losses at June 30, 2007; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company has a concentration in the obligations of U.S. Government sponsored agencies.

Loans

Loans grew 7.57% or $18,366,197 at June 30, 2007 compared to December 31, 2006. The loan to deposit ratio aggregated 94.1% at June 30, 2007 versus 93.0% at December 31, 2006, and 100.07% a year ago. Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will continue to grow in 2007. Managerial strategies to increase loan production include continuing competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. During the same period in 2006, net loans increased $9,340,787. Loans outstanding are presented by type in the table below.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Loans (Continued)

Loans by Category (In thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Commercial, financial and agricultural	$45,982	$38,506	$38,010
Real estate – construction	12,648	12,182	12,711
Real estate – mortgage	175,649	171,293	160,951
Consumer	9,252	9,867	9,739
Other	17,295	10,613	15,184

Total Loans	260,826	242,461	236,595
Allowance for loan losses	(3,501)	(3,365)	(2,896)

Loans, net	$257,325	$239,096	$233,699

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. The Bank’s real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans. At June 30, 2007, real estate loans approximated $188,297,000, and commitments to extend credit on such loans approximated $20,873,000. These loans are made consistent with the Bank’s appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. In management’s opinion, these loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the Bank. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $53,436,000 at June 30, 2007; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit during 2007.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $192,000 at June 30, 2007, down $99,000 or 34.02% from December 31, 2006 and 74.93% from June 30, 2006. As a percent of total assets, nonperforming assets totaled 0.06% at June 30, 2007 versus 0.10% at year-end 2006 and 0.27% a year ago. No material credits have been transferred or removed from nonaccrual status during 2007.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 2,134.9% of the nonperforming loans balance at June 30, 2007 versus 1,156.2% at year-end 2006 and 937.1% a year ago. Management is unaware of any other material developments in nonperforming assets at June 30, 2007 that should be presented or otherwise discussed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Nonperforming Assets (Continued)

There were no loans past due 90 days or more and still accruing interest at June 30, 2007. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days and still accruing interest:

Nonperforming Assets (In thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Nonaccrual loans:
Commercial, financial and agricultural	$—	$—	$—
Real estate – construction	—	—	—
Real estate – mortgage	28	132	215
Consumer	42	65	—
Other	—	—	—

Total nonaccrual loans	70	197	215
Restructured loans	94	94	94

Total nonperforming loans	164	291	309
Foreclosed real estate	—	—	457
Other repossessed assets	28	—	—

Total nonperforming assets	$192	$291	$766

Accruing loans past due 90 days or more	$—	$19	$83

Ratios:
Nonperforming loans to net loans	0.06%	0.12%	0.13%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.07%	0.12%	0.33%

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The six-month provision for loan losses at June 30, 2007 totaled $130,000, and net recoveries, $6,000. The comparable provision and net charge-offs amounts at June 30, 2006 were $210,000 and $27,000. Net recoveries represented 0.002% of average loans at June 30, 2007, while at June 30, 2006 net charge-offs represented 0.012% of average loans. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Six Months Ended June 30, (In thousands)	2007	2006
Allowance for loan losses at beginning of year	$3,365	$2,713
Provision for loan losses	130	210

Charge-offs:
Commercial, financial, and agricultural	—	2
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	1	32
Other	1	6

Total charge-offs	2	40

Recoveries:
Commercial, financial, and agricultural	—	3
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	6	5
Other	2	5

Total recoveries	8	13

Net charge-offs (recoveries)	(6)	27

Allowance for loan losses at end of period	$3,501	$2,896

Net loans outstanding at end of period	$257,325	$233,699

Average net loans outstanding at end of period	$248,143	$230,605

Ratios:
Allowance to net loans	1.36%	1.24%
Net charge-offs (recoveries) to average loans	-0.002%	0.012%
Provision to average loans	0.052%	0.091%
Recoveries to total charge-offs	400.000%	32.50%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

Deposits

Deposits grew $16,576,616 or 6.36% since year-end 2006. Noninterest-bearing deposits decreased $857,851 or 2.68%, while interest-bearing deposits increased $17,434,467 or 7.62%. The increase in interest-bearing deposits was reflected in one category, interest-bearing demand. The interest-bearing demand increase was due to an increase in the balances held in NOW and money market accounts. The decline in time deposits related to the maturity of brokered deposits is being offset by the growth in time deposits in the local market. The reliance on these volatile deposits has declined approximately $5,075,000 or 26.57% since year end and $10,719,000 or 43.32% from the same period a year ago. Overall, interest-bearing deposits comprised 88.78%, and noninterest-bearing deposits, 11.22%, of total deposits at June 30, 2007. The distribution of interest-bearing balances at June 30, 2007 and certain comparable quarter-end dates is shown in the table below:

	June 30, 2007		December 31, 2006		June 30, 2006
Deposits (Dollars in thousands)	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
Interest-bearing demand deposits[1]	$178,908	72.68%	$161,569	70.64%	$135,666	65.76%
Savings	7,516	3.05%	7,593	3.32%	7,628	3.70%
Time certificates	59,741	24.27%	59,569	26.04%	63,006	30.54%

Total interest-bearing deposits	$246,165	100.00%	$228,731	100.00%	$206,300	100.00%

[1]	NOW and money market accounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Deposits (Continued)

The Company had $14,025,000 brokered deposits at June 30, 2007 compared to $19,100,000 at year end and $24,744,000 a year ago.

Approximately 58.82% of time certificates at June 30, 2007 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at June 30 for the last two periods is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $8,050,000 at June 30, 2007, up approximately $708,000 from year end. All advances accrue interest at an effective rate than ranges between 3.81% and 5.36% as of June 30, 2007. Interest is payable monthly on all outstanding advances. The year to date interest expense on the advances approximates $170,700 as of June 30, 2007. The advances are collateralized by the pledging of qualifying 1-4 family mortgages included in the loan portfolio as of June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the Company’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2007 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $26.9 million, representing 8.46% of total assets. Investment securities, which amounted to $19.0 million, or 5.96% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company’s management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

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

	Bank June 30, 2007	Minimum Required by Regulator
Total capital to risk weighted assets	12.8%	8.0%
Tier I capital to risk weighted assets	11.6%	4.0%
Tier I capital to average assets	8.8%	4.0%

Dividend Policy

The Company is a legal entity separate and distinct from its subsidiary, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiary. Banking regulations limit the amount of dividends the Bank may pay without prior approval of the regulatory agencies. Year-to-date, Thomasville National Bank has paid $1,184,828 of the $7,238,000 in cash dividends available to the Company in 2007 without such prior approval. The Company uses regular dividends paid by the Bank in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

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

RESULTS OF OPERATIONS

For the 3 months ended June 30, 2007 and 2006:

Net income for the 2007 second quarter totaled $1,105,088, up $141,199 or 14.65% from June 30, 2006 and 3.40% since March 31, 2007. On a per share basis, quarterly basic earnings per share grew $0.04 to $0.37 at June 30, 2007 from $0.33 in 2006. Variations in operating results are further discussed within the next three subsections of this Analysis.

Net Interest Income

Net interest income of $2,746,348 was a $77,377 or 2.90% increase from the $2,151,969 for the comparable period in 2006. Interest earnings on loans and investment securities improved $576,617 or 12.60% and $21,401 or 16.18% from same period results in 2006 while earnings on federal funds sold more than doubled with an increase of $147,273. The targeted federal funds rate remained unchanged by the Federal Reserve in the second quarter of 2007. The target rate is 5.25%.

Provision for Loan Losses

A provision of $60,000 was recorded in the second quarter 2007 compared to $105,000 during the year earlier period. Nonperforming loans increased $35,000 during the quarter to $164,000 at June 30, 2007. The ratio of nonperforming loans to total loans increased 6 basis points to 0.06% at June 30, 2007, compared with 0.01% at March 31, 2007. The allowance for loan losses as a percentage of total loans remained unchanged at 1.34% for the quarter ending June 30, 2007 compared with March 31, 2007.

Noninterest Income and Expense

Noninterest income increased $117,910 or 12.96% during the second quarter 2007 compared to 2006. The increase in noninterest income is mainly due to an increase in income from trust services and mortgage origination fees. The income from trust services increased $97,858 from the second quarter 2007 compared to 2006, which is primarily attributable to the increase in the trust accounts being serviced by TNB Financial Services. Mortgage origination fees also increased by $30,058 from the second quarter 2007 compared to 2006, which can be attributed to increase in the volume of mortgage lending.

Noninterest expense increased $118,999 or 6.22% during the second quarter 2007 compared to 2006. Salaries and benefits accounted for the majority of the change by increasing $160,557 or 16.21%. The increase relates primarily to an increase in the full-time equivalent employees from 65 in 2006 to 69 in 2007. The increase in personnel expenses was offset slightly by a decline in other operating expense of approximately $52,600. The remaining components of noninterest expense were fairly consistent with the expenses recorded during the second quarter 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

RESULTS OF OPERATIONS (Continued)

For the 6 months ended June 30, 2007 and 2006:

Net income for the six months ended June 30, 2007 increased by $222,967 or 11.43% to $2,173,813 as compared with $1,950,846 for the year earlier period. On a per share basis, basic earnings per share grew $0.07 to $0.73 for the six months ended June 30, 2007 from $0.66 for the same period in 2006. An increase in net interest income and noninterest income along with a decline in the provision expense all contributed to an increase in net earnings for the period. A slight increase in noninterest expense did offset some of this earnings growth. Variations in operating results are further discussed within the next three subsections of this Analysis.

Net Interest Income

Net interest income of $5,402,792 was a $138,714 or 2.64% increase from the $5,264,078 for the comparable six month period in 2006. Interest income on loans and investment securities improved $1,256,508 or 14.32% and $18,813 or 7.14%, respectively, from comparable period results in 2006 while earnings on federal funds sold more than doubled with an increase of $397,218. Average earning assets increased approximately $32,845,000 or 12.92% to $287,002,000 compared with $254,157,000 for the 2006 period. Average interest-bearing liabilities increased $35,439,000 or 16.18% to $254,512,000 compared with $219,073,000 during the period ending June 30, 2006. The targeted federal funds rate has remained unchanged at 5.25% since it was raised by the Federal Reserve in June 2006. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table on the next page.

Provision for Loan Losses

A provision of $130,000 was recorded for the six month period ending June 30, 2007 compared to $210,000 during the year earlier period. Nonperforming loans decreased $127,000 to $164,000 at June 30, 2007 compared with $291,000 at December 31, 2006. The ratio of nonperforming loans to total loans decreased 6 basis points to 0.06% at June 30, 2007, compared with 0.12% at December 31, 2006. The allowance for loan losses as a percentage of total loans also decreased 5 basis points to 1.34% at June 30, 2007 from 1.39% at December 31, 2006.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

Average Balances[3]	2007			2006
Six Months Ended June 30, (Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans	$251,572	$10,033	7.98%	$233,400	$8,776	7.52%
Taxable investment securities	13,619	282	4.14%	13,206	263	3.98%
Federal funds sold	21,798	572	5.25%	7,499	175	4.67%
Interest-bearing deposits in banks	13	—	—	52	4	—

Total interest-earning assets	287,002	10,887	7.59%	254,157	9,218	7.25%

Non-interest earning assets:
Cash	11,095			8,158
Allowance for loan losses	(3,429)			(2,795)
Other assets	17,999			15,473

Total noninterest-earning assets	25,665			20,836

Total assets	$312,667			$274,993

Liabilities and Stockholder’s Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits[2]	$184,750	3,745	4.05%	$141,834	2,335	3.29%
Time deposits	57,685	1,407	4.88%	61,064	1,196	3.92%
Other borrowings	7,953	182	4.58%	12,051	285	4.73%
Junior subordinated debentures	4,124	150	7.27%	4,124	138	6.69%

Total interest-bearing liabilities	254,512	5,484	4.31%	219,073	3,954	3.61%

Non-interest-bearing liabilities and stockholders’ equity
Demand deposits	29,097			29,840
Other liabilities	2,381			1,248
Stockholders’ equity	26,677			24,832

Total noninterest-bearing liabilities and stockholders’ equity	58,155			55,920

Total liabilities and stockholders’ equity	$312,667			$274,993

Interest rate spread			3.28%			3.64%

Net interest income		$5,403			$5,264

Net interest margin			3.77%			4.14%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.
[2]	NOW and money market accounts.
[3]	Averages presented generally represent average daily balances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2007 and 2006. The table on below summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

	2007 Compared to 2006
Six Months Ended June 30,	Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net
Increase (decrease) in:
Income from earning assets:
Loans	$1,367	$1,147	$2,514
Taxable investment securities	16	22	38
Federal funds sold	667	127	794
Interest-bearing deposits in bank	—	—	—

Total interest income	2,050	1,296	3,346

Expense from interest-bearing liabilities:
Savings and interest-bearing demand deposits	1,413	1,407	2,820
Time deposits	(132)	554	422
Other borrowings	(194)	(12)	(206)
Junior subordinated debentures	—	24	24

Total interest expense	1,087	1,973	3,060

Net change in net interest income	$963	$(677)	$286

Noninterest Income and Expense

Noninterest income increased $250,562 or 14.14% during the first six months of 2007 compared to the same period in 2006. A $207,816 or 19.39% increase in trust and investment service income was the key factor in the increased six-month results. An increase of $57,395 or 65.81% in mortgage origination fees and an increase of $18,773 or 20.34% in other service charges, commissions and fees also contributed to the higher noninterest income. Service charges on deposit accounts and other operating income posted minimal declines from the same period in 2006. Overall, noninterest expense increased $368,319 or 10.16% during the first six months of 2007 compared to the same period in 2006. Salaries and other personnel related costs accounted for over 50% of the increase of $245,157 or 12.15% compared to June 30, 2006. The vast majority, or 77%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes at June 30, 2007. Profit-sharing accruals and other benefits, including insurance, constituted the remaining 12% and 11% of employee expenses. When compared to the prior year, net occupancy and equipment expense increased a nominal 0.86% or $3,941 during the first six months of 2007 compared to 2006. Data processing and advertising expenses accounted for $33,228 and $17,864 of the increase from 2006 in noninterest expense, respectively. Other operating expenses increased $62,628 or 10.15% at June 30, 2007 compared to 2006; there was not a significant increase in any one other operating expense account that was responsible for the bulk of the 2007 - 2006 fluctuation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Recent Accounting Pronouncements

Recent accounting pronouncements affecting the Company are discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 previously filed with the Securities and Exchange Commission.

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

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (who is both the Company’s principal executive and principal financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2007 and, based on their evaluation, the Company’s Chief Executive Officer concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders (the “Meeting”) was held on May 22, 2007. At the Meeting, the following individuals were elected as Class III directors to serve for a term of three years and until his successor is elected and qualified:

Directors	For	Withheld
David A. Cone	2,107,861	2,900
Randall L. Moore	2,107,951	2,800
J. Mark Parker	2,071,175	39,576
Cochran A. Scott, Jr.	2,107,551	3,200

Shareholders also approved the following proposal:

(a) The appointment of Francis & Co., CPAs as independent auditors by the Audit Committee for fiscal year 2007.

For	Against	Abstain	Broker Non-Votes
2,105,451	2,800	2,500	0

The following persons did not stand for reelection at the 2007 Meeting as their term of office continued after the Meeting: Charles E. Hancock, Charles H. Hodges, III, Harold L. Jackson, Diane W. Parker, Charles A. Balfour, Joel W. Barrett, Stephen H. Cheney and Richard L. Singletary, Jr.

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed with this report.

Exhibit Number	Description
3.1	Articles of Incorporation of the Company (incorporated herein by referenced to the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 33-91536).

3.2	Bylaws of the Company (incorporated herein by referenced to the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 33-91536).

31.1	Certification Pursuant to Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMASVILLE BANCSHARES, INC.
(Registrant)

Date: August 14, 2007	By:	/s/ Stephen H. Cheney
Stephen H. Cheney
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)