Form 10QSB
period 2007-09-30
THOMASVILLE BANCSHARES INC
filed 2007-11-14
CIK 944468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Common stock, $1.00 par value per share 2,962,859 shares issued and outstanding as of November 13, 2007.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

THOMASVILLE BANCSHARES, INC.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	2007	2006
Assets

Cash and due from banks	$5,321,105	$13,523,928
Interest-bearing deposits in banks	34,085	5,329
Federal funds sold	40,418,793	17,614,164
Securities available for sale, at fair value	17,070,616	13,413,548
Restricted equity securities, at cost	1,297,550	1,266,649
Other equity securities, at cost	290,000	290,000

Loans	275,805,035	242,460,338
Less: allowance for loan losses	3,457,151	3,364,533

Loans, net	272,347,884	239,095,805

Premises and equipment, net	6,257,231	5,900,751
Goodwill	3,372,259	3,372,259
Interest receivable	3,534,730	2,905,420
Other assets	1,944,199	1,872,295

	$351,888,452	$299,260,148

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$29,281,736	$31,973,060
Interest-bearing	279,697,324	228,731,052

Total deposits	308,979,060	260,704,112

Other borrowings	7,883,333	7,341,667
Junior subordinated debentures	4,124,000	4,124,000
Securities sold under agreements to repurchase	781,973	—
Accrued interest payable	957,926	551,731
Other liabilities	687,992	429,219

Total liabilities	323,414,284	273,150,729

Commitments and contingencies

Stockholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,962,071 and 2,957,698 issued and outstanding	2,962,071	2,957,698
Paid-in capital	8,505,687	8,298,041
Retained earnings	17,058,337	14,987,978
Accumulated other comprehensive loss	(51,927)	(134,298)

Total stockholders’ equity	28,474,168	26,109,419

	$351,888,452	$299,260,148

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Interest income
Interest and fees on loans	$5,340,906	$4,749,566
Interest on taxable securities	188,047	147,510
Interest on federal funds sold	159,503	161,256
Interest on deposits in other banks	418	608

	5,688,874	5,058,940

Interest expense
Interest on deposits	2,770,315	2,036,319
Interest on other borrowings	179,136	361,843

	2,949,451	2,398,162

Net interest income	2,739,423	2,660,778
Provision for loan losses	60,000	105,000

Net interest income after provision for loan losses	2,679,423	2,555,778

Noninterest income
Service charges on deposit accounts	176,055	191,281
Other service charges, commissions and fees	58,458	47,486
Trust and investment services	628,634	567,920
Mortgage origination fees	48,644	67,350
Other	87,165	118,678

	998,956	992,715

Noninterest expense
Salaries and employee benefits	1,096,409	1,016,883
Equipment	140,123	141,210
Occupancy	86,015	68,075
Data processing	108,545	125,476
Advertising and marketing	84,432	72,881
Legal and accounting	90,840	93,136
Other operating	363,324	362,193

	1,969,688	1,879,854

Income before income taxes	1,708,691	1,668,639

Applicable income taxes	627,317	552,743

Net income	$1,081,374	$1,115,896

Basic earnings per share	$0.37	$0.38

Diluted earnings per share	$0.35	$0.36

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Interest income
Interest and fees on loans	$15,373,545	$13,528,507
Interest on taxable securities	470,189	441,385
Interest on federal funds sold	731,461	335,996
Interest on deposits in other banks	937	1,591

	16,576,132	14,307,479

Interest expense
Interest on deposits	7,922,165	5,720,090
Interest on other borrowings	511,752	631,988

	8,433,917	6,352,078

Net interest income	8,142,215	7,955,401
Provision for loan losses	190,000	315,000

Net interest income after provision for loan losses	7,952,215	7,640,401

Noninterest income
Service charges on deposit accounts	514,809	550,698
Other service charges, commissions and fees	169,542	139,718
Trust and investment services	1,908,076	1,639,546
Mortgage origination fees	193,250	145,211
Other	235,450	279,801

	3,021,127	2,754,974

Noninterest expense
Salaries and employee benefits	3,359,216	3,074,439
Equipment	428,824	413,512
Occupancy	261,931	256,452
Data processing	373,797	357,500
Advertising and marketing	277,595	248,181
Legal and accounting	218,147	184,336
Other operating	1,042,877	960,463

	5,962,387	5,494,883

Income before income taxes	5,010,955	4,900,492

Applicable income taxes	1,755,768	1,833,750

Net income	$3,255,187	$3,066,742

Basic earnings per share	$1.10	$1.04

Diluted earnings per share	$1.06	$1.03

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Net income	$1,081,374	$1,115,896

Other comprehensive income:
Net unrealized holding gains arising during period, net of tax of $59,300 and $32,918	115,112	63,899

Total other comprehensive income	115,112	63,899

Comprehensive income	$1,196,486	$1,179,795

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Net income	$3,255,187	$3,066,742

Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during period, net of tax (benefits) of $42,434 and $(1,304)	82,371	(2,531)

Total other comprehensive income (loss)	82,371	(2,531)

Comprehensive income	$3,337,558	$3,064,211

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

AND FOR THE YEAR ENDED DECEMBER 31, 2006

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Capital	Earnings	Income (Loss)
Balance, December 31, 2005	2,940,507	$2,940,507	$8,160,931	$11,553,880	$(178,300)	$22,477,018
Net income	—	—	—	4,320,831	—	4,320,831
Cash dividends paid, $0.30 per share	—	—	—	(886,733)	—	(886,733)
Other comprehensive income	—	—	—	—	44,002	44,002
Issuance of common stock	2,053	2,053	46,387	—	—	48,440
Exercise of stock options	400	400	3,600	—	—	4,000
Stock-based compensation	—	—	24,902	—	—	24,902
Issuance of restricted stock	14,738	14,738	62,221	—	—	76,959

Balance, December 31, 2006	2,957,698	2,957,698	8,298,041	14,987,978	(134,298)	26,109,419
Net income	—	—	—	3,255,187	—	3,255,187
Other comprehensive income	—	—	—	—	82,371	82,371
Dividends paid, $0.40 per share				(1,184,828)		(1,184,828)
Issuance of common stock	4,373	4,373	103,146	—	—	107,519
Issuance of restricted stock	—	—	104,500	—	—	104,500

Balance, September 30, 2007	2,962,071	$2,962,071	$8,505,687	$17,058,337	$(51,927)	$28,474,168

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES
Net income	$3,255,187	$3,066,742
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	190,000	315,000
Depreciation	268,562	269,533
Increase in interest receivable	(629,310)	(608,456)
Increase in interest payable	406,195	232,828
Decrease in taxes payable	(100,466)	(201,171)
Net other operating activities	250,995	381,897

Total adjustments	385,976	389,631

Net cash provided by operating activities	3,641,163	3,456,373

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(28,756)	(4,410)
Purchases of securities available for sale	(7,012,264)	(3,227,012)
Proceeds from maturities of securities available for sale	3,480,000	—
(Increase) decrease in federal funds sold	(22,804,629)	12,672,190
Increase in loans, net	(33,442,079)	(10,233,239)
Net change in restricted equity securities	(30,901)	84,000
Net purchases of premises and equipment	(631,135)	(291,093)

Net cash used in investing activities	(60,469,764)	(999,564)

FINANCING ACTIVITIES
Increase (decrease) in deposits	48,274,948	(428,490)
Repayment of other borrowings	(1,458,334)	(3,600,596)
Proceeds from other borrowings	2,000,000	—
Increase in securities sold under agreements to repurchase	781,973	—
Issuance of common stock, net	107,519	35,106
Issuance of restricted stock	104,500	103,100
Proceeds from exercise of stock options	—	4,000
Dividends paid	(1,184,828)	(886,733)

Net cash provided by (used in) financing activities	48,625,778	(4,773,613)

Net decrease in cash and due from banks	(8,202,823)	(2,316,804)

Cash and due from banks at beginning of year	13,523,928	9,613,584

Cash and due from banks at end of year	$5,321,105	$7,296,780

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$8,027,722	$6,119,250
Cash paid for income taxes	1,550,000	1,829,000

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Thomasville Bancshares, Inc. (the “Company”) and subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and the nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2006.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$1,081,374	$1,115,896	$3,255,187	$3,066,742

Weighted average common shares outstanding	2,962,071	2,957,128	2,959,885	2,947,854
Effect of dilutive stock options and restricted stock	103,722	112,413	102,267	111,253

Weighted average dilutive common shares outstanding	3,065,793	3,069,541	3,062,152	3,059,107

4.	STOCK-BASED COMPENSATION PLANS

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

Under the plans, the Board of Directors can grant stock options to employees of the Company to purchase up to 139,200 shares of its common stock. At September 30, 2007, there were no shares available for grant under the plans.

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

At September 30, 2007, there was approximately $669,812 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 4.17 years.

Restricted Stock

In March 1996, the Board of Directors of the Company approved a deferred compensation plan (the “Plan”) for the Company’s and Bank’s directors and officers which grants to each person restricted shares of the Company’s common stock for attending Board/Committee meetings and bonuses. Shares of restricted stock granted pursuant to the Plan shall not vest until the earlier to occur of: (a) the retirement of a director from the Company’s Board of Directors or (b) a change in control of the Company. On several occasions, shares of restricted stock have been awarded to executive officers of the Company and its subsidiary. These shares vest only upon the directors’ or officers’ retirement, resignation or upon a change in control. At September 30, 2007, 104,425 shares of restricted stock were outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Analysis should be read in conjunction with the 2006 Annual Report on Form 10-KSB and the consolidated financial statements & related notes included in this quarterly filing. The Company’s accounting policies, which are described in detail in Form 10-KSB, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the section entitled Forward-Looking Statements within this Analysis.

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

FINANCIAL CONDITION

Consolidated assets totaled $351,888,452 at September 30, 2007, up $52,628,304 or 17.59% from year-end 2006. Asset growth was concentrated in the loan portfolio, available for sale securities and federal funds sold. Specifically, loans grew $33,344,697 and available for sale securities, $3,657,068; and federal funds sold increased $22,804,629. Loans comprised approximately 82.36%, investment securities, 5.10%, and federal funds sold, 12.06%, of earning assets at September 30, 2007 versus 86.93%, 4.88%, and 6.40% respectively at December 31, 2006. Overall, earning assets continued to approximate 95.21% of total assets at September 30, 2007. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Available for sale Investment Securities

On a carrying value basis, investment securities increased $3,657,068 or 27.26% since December 31, 2006. At September 30, 2007, the security portfolio was comprised of primarily U.S. Government sponsored agency securities. Overall, securities comprised 5.10% of earning assets at September 30, 2007, up 22 basis points from year-end 2006 levels. Management believes the credit quality of the investment portfolio remains sound.

The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category September 30, 2007 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U. S. Government sponsored agencies	$17,149	$6	$(84)	$17,071

As shown, the market value of the securities portfolio reflected $78,000 in net unrealized losses at September 30, 2007; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company has a concentration in the obligations of U.S. Government sponsored agencies.

Loans

Loans grew 13.75% or $33,344,697 at September 30, 2007 compared to December 31, 2006. The loan to deposit ratio aggregated 89.3% at September 30, 2007 versus 93.0% at December 31, 2006, and 99.8% a year ago. Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will continue to grow in 2007. Managerial strategies to increase loan production include continuing competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. During the same period in 2006, net loans increased $9,598,171. Loans outstanding are presented by type in the table below.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Loans (Continued)

Loans by Category (In thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Commercial, financial and agricultural	$48,132	$38,506	$37,122
Real estate – construction	13,081	12,182	11,844
Real estate – mortgage	187,827	171,293	162,164
Consumer	9,520	9,867	9,580
Other	17,245	10,613	16,238

Total Loans	275,805	242,461	236,948
Allowance for loan losses	(3,457)	(3,365)	(2,992)

Loans, net	$272,348	$239,096	$233,956

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. The Bank’s real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans. At September 30, 2007, real estate loans approximated $200,908,000, and commitments to extend credit on such loans approximated $21,601,000. These loans are made consistent with the Bank’s appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. In management’s opinion, these loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the Bank. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $41,824,000 at September 30, 2007; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit during 2007.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, foreclosed real estate and other assets. Nonperforming assets increased by $1,872,000, or 643.03%, from December 31, 2006, and 300% from September 30, 2006. Total nonperforming assets were $2,163,000 at September 30, 2007, which consisted of: $42,000 in nonaccrual loans secured by real estate; $66,000 in consumer loans; and $2,044,000 in restructured loans. Included in restructured loans is a $1,950,000 loan secured by real estate that was restructured during the third quarter of 2007. This loan was restructured to accommodate a slight reduction in the value of the collateral, and the loan is currently performing. In the opinion of management, the loan is well-collateralized and the guarantor of the principal has adequate financial means to repay the loan should the guaranty be called upon.

As a percent of total assets, nonperforming assets totaled 0.61% at September 30, 2007 versus 0.10% at year-end 2006 and 0.20% a year ago. No material credits have been transferred or removed from nonaccrual status during 2007. Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 1.61 times the nonperforming loans balance at September 30, 2007 versus 11.56 at year-end 2006 and 13.54 times a year ago. Management is unaware of any other material developments in nonperforming assets at September 30, 2007 that should be presented or otherwise discussed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Nonperforming Assets (Continued)

There was approximately $41,000 in loans past due 90 days or more and still accruing interest at September 30, 2007. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days and still accruing interest:

Nonperforming Assets (In thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Nonaccrual loans:
Commercial, financial and agricultural	$—	$—	$—
Real estate – construction	—	—	—
Real estate – mortgage	42	132	95
Consumer	66	65	32
Other	—	—	—

Total nonaccrual loans	108	197	127
Restructured loans	2,044	94	94

Total nonperforming loans	2,152	291	221
Foreclosed real estate	—	—	320
Other repossessed assets	11	—	—

Total nonperforming assets	$2,163	$291	$541

Accruing loans past due 90 days or more	$41	$19	$71

Ratios:
Nonperforming loans to net loans	0.79%	0.12%	0.09%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.79%	0.12%	0.23%

Policy Note. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower’s ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual when the collection of recorded interest or principal is not anticipated in the foreseeable future. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Nonaccrual loans that are impaired are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral net of selling costs. Any impairment in the principal balance is charged against the allowance for loan losses. Accrued interest on any loan placed on nonaccrual status is reversed. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual (or former nonaccrual) loans until all principal contractually due has been collected. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The nine-month provision for loan losses at September 30, 2007 totaled $190,000 and net charge-offs, $98,000. The comparable provision and net charge-offs amounts at September 30, 2006 were $315,000 and $36,000. Net charge-offs represented 0.038% of average loans at September 30, 2007, while at September 30, 2006 net charge-offs represented 0.016% of average loans. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Nine Months Ended September 30, (In thousands)	2007	2006
Allowance for loan losses at beginning of year	$3,365	$2,713
Provision for loan losses	190	315

Charge-offs:
Commercial, financial and agricultural	—	2
Real estate – construction	—	—
Real estate – mortgage	100	—
Consumer	1	47
Other	6	7

Total charge-offs	107	56

Recoveries:
Commercial, financial and agricultural	—	5
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer	6	7
Other	3	8

Total recoveries	9	20

Net charge-offs (recoveries)	98	36

Allowance for loan losses at end of period	$3,457	$2,992

Net loans outstanding at end of period	$272,348	$233,957

Average net loans outstanding at end of period	$254,564	$231,996

Ratios:
Allowance to net loans	1.27%	1.28%
Net charge-offs (recoveries) to average loans	0.038%	0.016%
Provision to average loans	0.075%	0.136%
Recoveries to total charge-offs	8.411%	35.714%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

Deposits

Deposits grew $48,274,948 or 18.52% since year-end 2006. Noninterest-bearing deposits decreased $2,691,324 or 8.42%, while interest-bearing deposits increased $50,966,272 or 22.28%. The increase in interest-bearing deposits was reflected in one category, interest-bearing demand. The interest-bearing demand increase was due to an increase in the balances held in NOW accounts by TNB Financial Services clients. While the time deposits are continuously growing, the growth is not through the reliance on brokered time deposits. The decline in brokered deposits has been offset by demand in the local market. The reliance on these volatile brokered deposits has declined approximately $5,075,000 or 26.57% since year end. Overall, interest-bearing deposits comprised 90.52%, and noninterest-bearing deposits, 9.48%, of total deposits at September 30, 2007. The distribution of interest-bearing balances at September 30, 2007 and certain comparable quarter-end dates is shown in the table below:

	September 30, 2007		December 31, 2006		September 30, 2006
Deposits (Dollars in thousands)	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
Interest-bearing demand deposits[1]	$202,794	72.50%	$161,569	70.64%	$140,975	67.96%
Savings	6,935	2.48%	7,593	3.32%	7,689	3.71%
Time certificates	69,968	25.02%	59,569	26.04%	58,772	28.33%

Total interest-bearing deposits	$279,697	100.00%	$228,731	100.00%	$207,436	100.00%

[1]	NOW and money market accounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Deposits (Continued)

The Company had $14,025,000 in brokered deposits at September 30, 2007 compared to $19,100,000 at year-end and a year ago.

Approximately 67.09% of time certificates at September 30, 2007 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at September 30, for the last two periods is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled approximately $7,880,000 at September 30, 2007, up approximately $538,000 from year-end. All advances accrue interest at an effective rate that ranges between 3.81% and 5.69% as of September 30, 2007. Interest is payable monthly or quarterly on all outstanding advances. The year to date interest expense on the advances approximates $265,000 as of September 30, 2007. The advances are collateralized by the pledging of qualifying 1-4 family mortgages included in the loan portfolio as of September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the Company’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2007 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $45.8 million, representing 13.01% of total assets. Investment securities, which amounted to $18.0 million, or 5.22% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company’s management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

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

	Bank September 30, 2007	Minimum Required by Regulator
Total capital to risk weighted assets	12.5%	8.0%
Tier I capital to risk weighted assets	11.3%	4.0%
Tier I capital to average assets	9.0%	4.0%

Dividend Policy

The Company is a legal entity separate and distinct from its subsidiary, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiary. Banking regulations limit the amount of dividends the Bank may pay without prior approval of the regulatory agencies. Year-to-date, Thomasville National Bank has paid $1,184,828 of the $8,319,000 in cash dividends available to the Company in 2007 without such prior approval. The Company uses regular dividends paid by the Bank in order to pay annual dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

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

RESULTS OF OPERATIONS

For the 3 months ended September 30, 2007 and 2006:

Net income for the 2007 third quarter totaled $1,081,374, down $34,522 or 3.09% from September 30, 2006 and 2.15% since June 30, 2007. On a per share basis, quarterly basic earnings per share declined $0.01 to $0.37 at September 30, 2007 from $0.38 in 2006. Variations in operating results are further discussed within the next three subsections of this Analysis.

Net Interest Income

Net interest income of $2,739,423 was a $78,645 or 2.96% increase from the $2,660,778 for the comparable period in 2006. Interest earnings on loans and investment securities improved $591,340 or 12.45% and $40,537 or 27.48% from same period results in 2006 while earnings on federal funds sold decreased by $1,753. The targeted federal funds rate remained unchanged by the Federal Reserve for most of the third quarter of 2007. The target rate was cut by 50 basis points on September 18, 2007 to 4.75% from 5.25%.

Provision for Loan Losses

A provision of $60,000 was recorded in the third quarter 2007 compared to $105,000 during the year earlier period. Nonperforming loans increased $1,988,000 during the quarter to $2,152,000 at September 30, 2007. The ratio of nonperforming loans to total loans increased 73 basis points to 0.78% at September 30, 2007, compared with 0.06% at June 30, 2007. The allowance for loan losses as a percentage of total loans was approximately at 1.25% for the quarter ending September 30, 2007 compared with 1.36% at June 30, 2007.

Noninterest Income and Expense

Noninterest income increased $6,241 or 0.63% during the third quarter 2007 compared to 2006. The nominal increase in noninterest income is mainly due to an increase in income from trust services that was offset by decreases in service charges on deposit accounts, mortgage origination fees and other income. The income from trust services increased $60,714 in the third quarter 2007 compared to 2006, which is primarily attributable to the increase in the trust accounts being serviced by TNB Financial Services. Mortgage origination fees decreased by $18,706 from the third quarter 2007 compared to 2006, which can be attributed to a decrease in the volume of mortgage activity. The largest decline in noninterest income was in the other category. The decline was largely due to approximately a $59,000 gain being recognized in the third quarter 2006 for the sale of other real estate and other assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

RESULTS OF OPERATIONS (Continued)

Noninterest Income and Expense (Continued)

Noninterest expense increased $89,834 or 4.78% during the third quarter 2007 compared to 2006. Salaries and benefits accounted for the majority of the change by increasing $79,500 or 7.82%. The increase is contributed to higher overall employee costs in 2007 compared to the 2006 costs. Occupancy expense also increased in the third quarter by $18,000 as compared to the third quarter 2006. The increase in this expense is related to the branch addition completed in 2006 which increased all of the occupancy related expenses, but the largest increase was in the real estate taxes. The increase in personnel and occupancy expenses was offset slightly by a decline in data processing expenses of approximately $31,000. This decrease was mainly noted in the actual costs of data processing and not in the related expenses such as outside programmers and ATMs. The remaining components of noninterest expense were fairly consistent with the expenses recorded during the third quarter 2006.

For the 9 months ended September 30, 2007 and 2006:

Net income for the nine months ended September 30, 2007 increased by $188,445 or 6.14% to $3,255,187 as compared with $3,066,742 for the year earlier period. On a per share basis, basic earnings per share grew $0.06 to $1.10 for the nine months ended September 30, 2007 from $1.04 for the same period in 2006. An increase in net interest income and noninterest income along with a decline in the provision expense all contributed to an increase in net earnings for the period. A slight increase in noninterest expense did offset some of this earnings growth. Variations in operating results are further discussed within the next three subsections of this Analysis.

Net Interest Income

Net interest income of $8,142,215 was an $186,814 or 2.35% increase from the $7,955,401 for the comparable nine month period in 2006. Interest income on loans and investment securities improved $1,845,038 or 13.64% and $28,804 or 6.53%, respectively, from comparable period results in 2006 while earnings on federal funds sold more than doubled with an increase of $395,465. Average earning assets increased approximately $34,332,000 or 13.26% to $293,283,000 compared with $258,951,000 for the 2006 period. Average interest-bearing liabilities increased $35,925,000 or 16.17% to $258,083,000 compared with $222,158,000 during the period ending September 30, 2006. The targeted federal funds rate, which had remained unchanged since June 2006, was lowered on September 18, 2007. The Federal Reserve cut the rate by 50 basis points to 4.75% from 5.25%. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the next table.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

RESULTS OF OPERATIONS (Continued)

Provision for Loan Losses

A provision of $190,000 was recorded for the nine month period ending September 30, 2007 compared to $315,000 during the year earlier period. Nonperforming loans increased $1,861,000 to $2,152,000 at September 30, 2007 compared with $291,000 at December 31, 2006. The ratio of nonperforming loans to total loans increased 66 basis points to 0.78% at September 30, 2007, compared with 0.12% at December 31, 2006. The allowance for loan losses as a percentage of total loans also decreased 14 basis points to 1.25% at September 30, 2007 from 1.39% at December 31, 2006.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

Average Balances[1]	2007			2006
Nine Months Ended September 30, (Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans[2]	$258,024	$15,374	7.94%	$234,837	$13,529	7.68%
Taxable investment securities	16,220	470	3.86%	14,870	441	3.95%
Federal funds sold	19,019	731	5.12%	9,192	336	4.87%
Interest-bearing deposits in banks	20	1	6.67%	52	2	5.13%

Total interest-earning assets	293,283	16,576	7.54%	258,951	14,308	7.37%

Non-interest earning assets:
Cash	11,639			7,994
Allowance for loan losses	(3,460)			(2,841)
Other assets	15,277			12,345

Total noninterest-earning assets	23,456			17,498

Total assets	$316,739			$276,449

Liabilities and Stockholder’s Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits[3]	$186,582	$5,730	4.09%	$144,017	$3,786	3.51%
Time deposits	59,180	2,193	4.94%	62,389	1,934	4.13%
Other borrowings	8,197	285	4.64%	11,628	416	4.77%
Junior subordinated debentures	4,124	227	7.34%	4,124	216	6.98%

Total interest-bearing liabilities	258,083	8,435	4.36%	222,158	6,352	3.81%

Non-interest-bearing liabilities and stockholders’ equity:
Demand deposits	29,302			29,724
Other liabilities	2,719			1,407
Stockholders’ equity	26,635			23,160

Total noninterest-bearing liabilities and stockholders’ equity	58,656			54,291

Total liabilities and stockholders’ equity	$316,739			$276,449

Interest rate spread			3.18%			3.56%

Net interest income		$8,141			7,956

Net interest margin			3.70%			4.10%

[1]	Averages presented generally represent average daily balances.
[2]	Average loans are shown net of unearned income. Nonperforming loans are included.
[3]	NOW and money market accounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2007 and 2006.

Noninterest Income and Expense

Noninterest income increased $266,153 or 9.66% during the first nine months of 2007 compared to the same period in 2006. A $268,530 or 16.38% increase in trust and investment service income was the key factor in the increased nine-month results. An increase of $48,039 or 33.08% in mortgage origination fees and an increase of $29,824 or 21.35% in other service charges, commissions and fees also contributed to the higher noninterest income. Service charges on deposit accounts and other operating income posted minimal declines from the same period in 2006. Overall, noninterest expense increased $467,504 or 8.51% during the first nine months of 2007 compared to the same period in 2006. Salaries and other personnel related costs accounted for over 50% of the increase of $284,777 or 8.51% compared to September 30, 2006. The vast majority, or 77%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes at September 30, 2007. Profit-sharing accruals and other benefits, including insurance, constituted the remaining 12% and 11% of employee expenses. When compared to the prior year, net occupancy and equipment expense increased by 3.10% or $20,791 during the first nine months of 2007 compared to 2006. Data processing and advertising expenses accounted for $16,297 and $29,414 of the increase from 2006 in noninterest expense, respectively. Other operating expenses increased $82,414 or 8.58% at September 30, 2007 compared to 2006; there was not a significant increase in any one other operating expense account that was responsible for the bulk of the 2007 - 2006 fluctuation.

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

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (who is both the Company’s principal executive and principal financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2007 and, based on their evaluation, the Company’s Chief Executive Officer concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THOMASVILLE BANCSHARES, INC.
(Registrant)

Date: November 14, 2007	By:	/s/ Stephen H. Cheney
Stephen H. Cheney
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)