Form 10-K
period 2007-12-31
THOMASVILLE BANCSHARES INC
filed 2008-03-27
CIK 944468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common Stock, $1.00 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (2,241,704] shares) was approximately $56,042,600 as of the last business day of the registrant’s most recently completed second quarter. As of such date, no organized trading market existed for the common stock of the registrant. For the purposes of this response, directors, officers and holders of 5% or more of the registrant’s common stock are considered the affiliates of the registrant at that date.

As of March 20, 2008, there were issued and outstanding 2,964,243 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2008 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end are incorporated into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of, including, but not limited to, statements concerning the banking industry and the issuer’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the issuer’s control, and actual results may differ materially depending on a variety of important factors, including competition, general economic and market conditions, changes in interest rates, changes in the value of real estate and other collateral securing loans, interest rate sensitivity and exposure to regulatory and legislative changes, and other risks and uncertainties described in the issuer’s filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Therefore, the Company can give no assurance that the results contemplated in the forward-looking statements will be realized. The inclusion of this forward-looking information should not be construed as a representation by the issuer or any person that the future events, plans, or expectations contemplated by the issuer will be achieved. The issuer undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

As of December 31, 2007, TNB Financial Services managed approximately $514 million in trust, agency and custody accounts.

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

Competition among financial institutions in the Bank’s market area is intense. There are three commercial banks and a total of nine branches in Thomasville and four additional branches in smaller communities in Thomas County. In addition, there is one savings and loan association in Thomasville, and three credit unions headquartered in Thomas County.

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

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2007, 2006 and 2005. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
AVERAGE CONSOLIDATED ASSETS

Interest-earning assets:
Interest-bearing deposits in banks	$31	$55	$23
Taxable securities	15,010	13,264	11,847
Federal funds sold	21,471	13,514	8,566
Loans, net of unearned interest	263,321	220,842	216,544

Total interest-earning assets	299,833	247,675	236,980
Cash and due from banks	10,030	8,299	7,599
Other assets	13,586	27,480	10,563

Total assets	$323,449	$283,454	$255,142

AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
NOW and money market deposits	$181,996	$144,119	$119,925
Savings deposits	7,189	7,687	7,544
Time deposits	62,086	61,600	59,928
Other borrowings	8,645	10,565	15,470
Junior subordinated debentures	4,124	4,124	3,093

Total interest-bearing liabilities	264,040	228,095	205,960
Noninterest-bearing deposits	29,387	29,798	27,010
Other liabilities	2,011	1,268	1,130

Total liabilities	295,438	259,161	234,100
Stockholders’ equity	28,011	24,293	21,042

Total liabilities and stockholders’ equity	$323,449	$283,454	$255,142

The following statistical information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Form 10-K and in the documents incorporated herein by reference.

The following tables set forth the amount of the interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities, and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield (or “net interest margin”) on average interest-earning assets.

	Years Ended December 31,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned interest	$263,321	$20,783	7.89%	$220,842	$18,396	8.33%
Investment securities:
Taxable	15,010	645	4.30%	13,264	528	3.98%
Interest-bearing deposits in banks	31	2	6.45%	55	2	3.64%
Federal funds sold	21,471	1,078	5.02%	13,514	671	4.97%

Total interest-earning assets	299,833	22,508	7.51%	247,675	19,597	7.91%

Non-interest earning assets:
Cash	10,030			8,299
Allowance for loan losses	(3,460)			(2,888)
Other assets	17,046			30,368

Total noninterest-earning assets	23,616			35,779

Total assets	$323,449			$283,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$189,185	$7,562	4.00%	$151,806	$5,558	3.66%
Time deposits	62,086	3,084	4.97%	61,600	2,643	4.29%
Other borrowings	8,645	395	4.57%	10,565	502	4.75%
Junior subordinated debentures	4,124	302	7.32%	4,124	293	7.10%

Total interest-bearing liabilities	264,040	11,343	4.30%	228,095	8,996	3.94%

Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	29,387			29,798
Other liabilities	2,011			1,268
Stockholders’ equity	28,011			24,293

Total noninterest-bearing liabilities and stockholders’ equity	59,409			55,359

Total liabilities and stockholders’ equity	$323,449			$283,454

Interest rate spread			3.21%			3.97%

Net interest income		$11,165			$10,601

Net interest margin			3.72%			4.28%

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

	Year Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease)	Changes Due To		Increase (Decrease)	Changes Due To
		Rate	Volume		Rate	Volume
	(Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$2,387	$(1,151)	$3,538	$3,898	$3,610	$288
Interest on securities:
Taxable	117	47	70	105	54	51
Interest-bearing deposits in banks	—	1	(1)	1	—	1
Interest on federal funds	407	12	395	369	195	174

Total interest income	2,911	(1,091)	4,002	4,373	3,859	514

Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	2,004	635	1,369	2,592	2,026	566
Interest on time deposits	441	420	21	876	827	49
Interest on other borrowings	(107)	(16)	(91)	(108)	85	(193)
Interest on junior subordinated debentures	9	9	—	95	29	66

Total interest expense	2,347	1,048	1,299	3,455	2,967	488

Net interest income	$564	$(2,139)	$2,703	$918	$892	$26

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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
Deposit Category	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	29,387	N/A	$29,798	N/A	$27,010	N/A
Savings and interest-bearing demand deposits	189,185	4.00%	151,806	3.66%	127,469	2.33%
Time deposits	62,086	4.97%	61,600	4.29%	59,928	2.95%

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2007:

At December 31, 2007
(In thousands)
Time Certificates of Deposit
3 months or less	$6,544
3-12 months	22,970
over 12 months	17,627

Total	$47,141

Loan Portfolio

The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2007, the Bank had a legal lending limit for unsecured loans of up to $5,011,800 to any one person.

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

The following table presents various categories of loans contained in the Bank’s loan portfolio as of the dates indicated and the total amount of all loans for such periods:

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Type of Loan
Commercial, financial and agricultural	$51,406	$38,506	$39,540	$48,498	$43,179
Real Estate – construction	15,118	12,182	10,133	7,919	9,834
Real Estate – mortgage	187,818	171,293	156,302	138,978	117,167
Installment and other loans to individuals	22,917	20,480	21,096	11,158	11,531

Subtotal	277,259	242,461	227,071	206,553	181,711
Less: allowance for possible loan losses	(3,806)	(3,365)	(2,713)	(2,225)	(1,961)

Total (net of allowances)	$273,453	$239,096	$224,358	$204,328	$179,750

The following is a presentation of an analysis of maturities of certain loans as of December 31, 2007:

	Due in 1 Year or Less	Due After 1 to 5 Years	Due After 5 Years	Total
	(In thousands)
Type of Loan
Commercial, financial and agricultural	$34,593	$16,768	$45	$51,406
Real Estate - construction	12,389	2,729	—	15,118

Total	$46,982	$19,497	$45	$66,524

For all loan categories, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2007:

	Due In 1 Year or Less	Due After 1 to 5 Years	Due After 5 Years	Total
	(In thousands)
Predetermined interest rate	$89,152	$36,473	$1,915	$127,540
Floating interest rate	104,656	42,816	2,247	149,719

Total	$193,808	$79,289	$4,162	$277,259

As of December 31, 2007 and 2006, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $262,800 and $197,000, respectively. The average recorded investment in impaired loans amounted to approximately $118,900 and $380,000 for 2007 and 2006, respectively. The allowance related to impaired loans amounted to approximately $26,300 and $19,700 at December 31, 2007 and 2006, respectively. The balance of the allowance in excess of the above specific reserves is available to absorb the inherent losses of all other loans. There was no significant amount of interest income recognized on impaired loans for the years ended December 31, 2007 and 2006. The amount of interest recognized on impaired loans using the cash method of accounting was not material for 2007 and 2006. Loans on non-accrual status at December 31, 2007 and 2006 had outstanding balances of approximately $262,800 and $197,000, respectively. Interest recognized on non-accruing loans at December 31, 2007 and 2006 was $5,490 and $19,308, respectively. The Bank has no commitments to lend additional funds to borrowers whose loans have been modified.

As of December 31, 2007, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. The following table provides information regarding certain loan classifications.

	At December 31,
	2007		2006		2005		2004		2003
	# of Loans	Aggregate Principal Balance	# of Loans	Aggregate Principal Balance	# of Loans	Aggregate Principal Balance	# of Loans	Aggregate Principal Balance	# of Loans	Aggregate Principal Balance
Loans over 90 days past due but still accruing interest	5	200,991	1	$19,000	6	$18,494	6	$166,000	8	$71,000
Loans considered to be “troubled-debt restructured	2	2,044,000	1	$94,000	1	$94,000	1	$187,000	1	$151,000
Loans on non-accrual status	3	262,800	1	$197,000	15	$624,000	21	$1,806,000	7	$106,000

Additional discussion regarding the Company’s non-performing assets is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Summary of Loan Loss Experience

An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

Analysis of the Allowance for Possible Loan Losses

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$3,365	$2,713	$2,225	$1,961	$1,722
Charge-offs:
Real estate loans	(125)	(24)	(31)	(10)	(120)
Installments and other loans to individuals	(39)	(65)	(82)	(67)	(65)
Commercial loans	—	(2)	(3)	(181)	(7)
Recoveries	10	23	109	12	11

Net charge-offs	(154)	(68)	(7)	(246)	(181)
Additions charged to operations	595	720	495	510	420

Balance at end of period	$3,806	$3,365	$2,713	$2,225	$1,961

Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.03%	0.01%	0.13%	0.11%

At December 31 of each of the last five years, the allowance was allocated as follows:

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Commercial, Financial and Agricultural	$798	21%	$1,897	56.4%	$1,040	17.4%	$680	23.5%	$590	23.8%
Real Estate - Construction	196	5.1%	152	4.5	170	4.5	130	3.8	150	5.4
Real Estate - Mortgage	1,903	50%	1,185	35.2	1,190	68.8	1,150	67.3	990	64.5
Installment and Other Loans to Individuals	112	2.9%	90	2.7	180	9.3	210	5.4	220	6.3
Unallocated	797	21%	41	1.2	133	N/A	55	N/A	11	N/A

Total	$3,806	100.0%	$3,365	100.0%	$2,713	100.0%	$2,225	100.0%	$1,961	100.0%

Loan Loss Reserve

As of December 31, 2007, 18.5% of outstanding loans were in the category of commercial loans, which includes commercial, industrial and agricultural loans. Although commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio, 96.3% of these commercial loans at December 31, 2007 were made on a secured basis. Management believes that the secured condition of the preponderant portion of the Bank’s commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

The Bank’s consumer loan portfolio is also well secured. At December 31, 2007, 91.1% of the Bank’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

Real estate mortgage loans constituted 67.7% of outstanding loans at December 31, 2007. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

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

Investments

As of December 31, 2007, investment securities comprised approximately 4.9% of the Bank’s assets and net loans comprised approximately 87.3% of the Bank’s assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the dates indicated, the carrying value of the Bank’s investments. All securities held at December 31, 2007, 2006 and 2005 were categorized as available for sale.

	December 31,
	2007	2006	2005
	(In thousands)
Obligations of U. S. government sponsored agencies	$15,248	$13,414	$10,372
Other equity securities	290	290	290
Restricted equity securities	1,363	1,267	1,345

Total	$16,901	$14,971	$12,007

The following table indicates as of December 31, 2007 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

	At December 31, 2007
	Amount	Weighted Average Yield
	(Dollars in thousands)
Obligations of U. S. government sponsored agencies:
0 - 1 year	$5,161	3.51%
Over 1 through 5 years	10,087	4.87%
Over 5 through 10 years	—	—

Total	$15,248	4.41%

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity for the periods indicated were as follows:

	Year Ended December 31,
	2007	2006	2005
Return on average assets	1.38%	1.52%	1.39%
Return on average equity	15.9%	17.8%	16.9%
Average equity to average assets ratio	8.7%	8.6%	8.2%
Dividend payout ratio	26.6%	20.5%	20.7%

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

The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank’s lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2007, the Bank had outstanding participations totaling $3,955,416.

Data Processing

The Bank performs a full range of data processing services internally, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.

Employees

At March 21, 2008, the Bank employed 62 persons on a full-time basis, including 22 officers, and 8 persons on a part-time basis.

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

Item 2.	Properties

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended December 31, 2007 to a vote of security holders of the Company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is quoted in the “pink sheets.” The following table sets forth the high and low bid prices for the Company’s common stock during 2007 and 2006, as reported in the pink sheets. These prices reflect inter-dealer quotations without retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

	High	Low
2007
First Quarter	25.00	23.00
Second Quarter	25.00	24.40
Third Quarter	25.00	23.25
Fourth Quarter	23.25	19.35

2006
First Quarter	22.50	19.85
Second Quarter	25.00	21.50
Third Quarter	25.00	22.50
Fourth Quarter	24.13	22.48

Holders of Common Stock

As of March 17, 2008, the number of holders of record of the Company’s common stock was 648.

Cash Dividends

The Company paid a cash dividend of $.40 per share in July 2007 and a cash dividend of $0.30 per share in July 2006. Future dividend policy will depend on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

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

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows.

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; since it is affected by changing economic conditions and various external factors that may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charge-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see the “Allowance for Loan Losses” discussion below, as well as Note 3 in the Company’s consolidated financial statements included in this Report.

Income Taxes. The Company estimates income tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 11 of the consolidated financial statements. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of its tax position. Although the Company uses available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws influencing the Company’s overall tax position.

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

Results of Operations

In 2007, total assets increased $13.9 million to $313.2 from $299.3 million in 2006. Cash and cash equivalents decreased $23.3 million to $7.8 from $31.1 million; securities increased $1.8 to $15.2 from $13.4 million in 2006; loans increased $34.4 million to $273.5 from $239.1 million in 2006; and all remaining assets increased $1.1 million to $16.7 from $15.6 million in 2006.

To fund the growth in assets, deposits increased $3.6 million to $264.3 from $260.7 million in 2006; borrowings increased $6.4 to $13.7 from $7.3 million in 2006; and the equity accounts increased $3.8 to $29.9 from $26.1 million in 2006.

Net Interest Income

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the period indicated.

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-bearing deposits in banks	$31	$2	6.45%	$55	$2	3.64%
Federal funds sold	21,471	1,078	5.02%	13,514	671	4.97%
Securities	15,010	645	4.30%	13,264	528	3.98%
Loans, net	263,321	20,783	7.89%	220,842	18,396	8.33%

Total earning assets	$299,833	$22,508	7.51%	$247,675	$19,597	7.91%

Interest bearing deposits	$251,271	$10,646	4.24%	$213,406	$8,201	3.84%
Other borrowings	8,645	395	4.57%	10,565	502	4.75%
Trust preferred securities	4,124	302	7.32%	4,124	293	7.10%

Total interest-bearing liabilities	$264,040	$11,343	4.30%	$228,095	$8,996	3.94%

Net yield on earning assets			3.72%			4.28%

Net yield on interest-earning assets for 2007 and 2006 was 3.72% and 4.28%, respectively. The decrease in net yield resulted from the increase in the cost of interest-bearing liabilities, primarily cost of funds that do not reprice at the same frequency as assets, as well as a slight change in the overall deposit mix, occurring at the same time the yield on earning assets decreased.

Noninterest Income

Noninterest income for 2007 and 2006 amounted to $4,048,657 and $3,701,264, respectively. As a percent of average assets, however noninterest income decreased from 1.31% in 2006 to 1.25% in 2007. The increase in noninterest income is primarily due to fee income generated by the Bank for trust services. The Bank was also able to increase other service charges, as well as mortgage origination and other income.

The following table summarizes the major components of noninterest income for the years ended December 31, 2007 and 2006.

	2007	2006	Dollar Change	Percent Change
	(In thousands)
Trust and investment services	$2,562	$2,230	$332	15%
Service charges on deposit accounts	707	727	(20)	(3)
Mortgage origination fees	235	197	38	19
Other service charges, commissions and fees	229	192	37	19
Other	316	355	(39)	(11)

Total noninterest income	$4,049	$3,701	$348	9%

Noninterest Expense

Noninterest expense increased from $7,412,342 in 2006 to 8,164,298 in 2007. As a percent of total average assets, noninterest expense decreased from 2.62% in 2006 to 2.52% in 2007. The increase in expense in 2007 is primarily due to costs associated with the expansion of the Bank’s TNB Financial Services division. However, as evidenced by the fact that noninterest expense, as a percent of total average assets, decreased from calendar year 2006 to 2007, the Company has achieved a higher degree of efficiency.

The following table summarizes the major components of noninterest expense for 2007 and 2006.

	2007	2006	Dollar Change	Percent Change
	(In thousands)
Salaries and benefits	$4,582	$4,043	$539	13%
Equipment	573	549	24	4
Occupancy	343	340	3	1
Data processing	495	505	(10)	(2)
Legal and accounting	362	267	95	36
Advertising and marketing	409	391	18	5
Other operating expenses	1,400	1,317	83	6

Total noninterest expense	$8,164	$7,412	$752	10%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, foreclosed real estate and other assets. Nonperforming assets increased by $2,306,800, or 692.7%, from December 31, 2006. Total nonperforming assets were $2,306,800 at December 31, 2007, which consisted of: $260,785 in nonaccrual loans secured by real estate; $2,015 in consumer loans; and $2,044,000 in restructured loans. Included in restructured loans is a $1,950,000 loan secured by real estate that was restructured during the third quarter of 2007. This loan was restructured to accommodate a slight reduction in the value of the collateral, and the loan is currently performing. In the opinion of management, the loan is well-collateralized and the guarantor of the principal has adequate financial means to repay the loan should the guaranty be called upon.

As a percent of total assets, nonperforming assets totaled 0.74% at December 31, 2007 versus 0.10% at year-end 2006. No material credits have been transferred or removed from nonaccrual status during 2007. Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual.

There was approximately $200,991 in loans past due 90 days or more and still accruing interest at December 31, 2007, compared to $19,000 at December 31, 2006. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days and still accruing interest:

Nonperforming Assets	December 31, 2007	December 31, 2006
(In thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$—	$—
Real estate – construction	—	—
Real estate – mortgage	261	132
Consumer	2	65
Other	—	—

Total nonaccrual loans	263	197
Restructured loans	2,044	94

Total nonperforming loans	2,307	291
Foreclosed real estate	—	—
Other repossessed assets	—	—

Total nonperforming assets	$2,307	$291

Accruing loans past due 90 days or more	$201	$19

Ratios:
Nonperforming loans to net loans	0.84%	0.12%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.84%	0.12%

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

Allowance for Loan Losses

During 2007, the allowance for loan losses increased from $3,364,533 to $3,805,826. As a percent of gross loans, the allowance for loan losses decreased from 1.39% to 1.37% during 2007. Net charge-offs during 2007 amounted to $153,707 or .06% of average loans. During 2006, the allowance for loan losses increased from $2,712,745 to $3,364,533. As a percent of gross loans, the allowance for loan losses was approximately 1.19% and 1.39% for 2005 and 2006, respectively. Net charge-offs during 2006 amounted to $68,213, or 0.03% of average loans. As of December 31, 2007, management considers the allowance for loan losses to be adequate to absorb future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The Company’s interest rate sensitivity position at December 31, 2007 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of rate sensitivity.

	At December 31, 2007
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Earning assets:
Interest-bearing deposits in banks	$63	$—	$—	$—	$63
Federal funds sold	357	—	—	—	357
Investment securities	—	5,161	10,087	—	15,248
Loans	150,554	39,477	82,329	4,898	277,258

	150,974	44,638	92,416	4,898	292,926

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	163,199	—	—	—	163,199
Time deposits	11,976	33,474	25,797	1,015	72,262
Other borrowings	—	3,667	4,667	1,383	9,717
Junior subordinated debentures	—	—	—	4,124	4,124

	175,175	37,141	30,464	6,522	249,302

Interest rate sensitivity gap	$(24,201)	$7,497	$61,952	$(1,624)	$43,624

Cumulative interest rate sensitivity gap	$(24,201)	$(16,704)	$45,248	$43,624

Interest rate sensitivity gap ratio	0.86	1.20	3.30	0.75

Cumulative interest rate sensitivity gap ratio	0.86	0.92	1.19	1.17

As evidenced by the table above, on a cumulative basis, at December 31, 2007, the Company was liability sensitive up to one year, and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rates would reduce income for one year and increase income thereafter. Conversely, a decline in interest rates would increase income for one year and decrease income thereafter. This, however, assumes that all other factors affecting income remain constant.

As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank’s Asset/Liability Committee meets on a monthly basis and develops management’s strategy for the upcoming period. This strategy includes anticipations of future interest rate movements.

Liquidity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company’s primary source of liquidity is its ability to maintain and increase deposits through the Bank. Deposits increased $3.6 million during 2007 and $22.8 million during 2006.

Below are the pertinent liquidity balances and ratios at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(Dollars in thousands)
Cash and cash equivalents	$7,798	$31,143
Securities	15,248	13,414
CDs, over $100,000 to total deposits ratio	17.84%	14.52%
Loan to deposit ratio	103.5%	91.7%
Brokered deposits	14,025	19,100

Cash and cash equivalents are the primary source of liquidity. At December 31, 2007, cash and cash equivalents amounted to $7.8 million, representing 2.5% of total assets. Securities available for sale provide a secondary source of liquidity. At December 31, 2007, total securities amounted to $15.2 million, representing 4.9% of total assets.

At December 31, 2007, large denomination certificates accounted for 17.8% of total deposits. As a percent of total deposits, large denomination certificates increased from 14.5% at December 31, 2006 to 17.8% at December 31, 2007. Large denomination CD’s are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CD’s and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CD’s may have a material adverse effect on the Bank’s liquidity.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2007, the Company had $14,025 million in brokered deposits, all in large denomination CDs.

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

Following is a summary of the commitments outstanding at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(Dollars in Thousands)
Commitments to extend credit	$14,012	$46,386
Financial standby letters of credit	2,869	6,584

	$16,881	$52,970

The following table sets forth certain information about contractual cash obligations as of December 31, 2007.

	Payments Due After December 31, 2007
	Total	1 Year Or Less	1 -3 Years	4 -5 Years	After 5 Years
	(Dollars in Thousands)
Time certificates of deposit	$72,262	$45,450	$21,363	$4,434	$1,015
Other borrowings	9,717	3,667	2,333	1,667	2,050
Junior subordinated debentures	4,124	—	—	—	4,124

	$86,103	$37,141	$23,696	$6,101	$7,189

The Company’s operating leases represent short-term obligations, normally with maturities of one year or less. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of the Company’s cash funds.

At December 31, 2007, the Company did not have any binding commitments for capital expenditures.

Capital Adequacy

The capital resources of the Company are monitored on a periodic basis by federal and state regulatory authorities. During 2007, the Company increased capital by retaining net earnings of $3,265,000 after payment of dividends. In addition to earnings for 2007, the Company increased its capital by approximately $412,000 by the issuance of common stock, exercise of stock options and other stock-based compensation arrangements. Accumulated other comprehensive income also increased $126,000. The Company is not aware of any trends that are likely to result in a material change in the Company’s liquidity.

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

The table below illustrates the Bank’s and Company’s regulatory capital ratios at December 31, 2007:

Bank	December 31, 2007	Minimum regulatory requirement
Tier 1 Capital	9.0%	4.0%
Tier 2 Capital
Total risk-based capital ratio	13.4%	8.0%
Leverage ratio	12.1%	4.0%

The above ratios indicate that the capital positions of the Bank are sound and that the Bank is well positioned for future growth.

Issuance of Junior Subordinated Debentures

On March 30, 2005, the Company, through a newly formed Delaware statutory trust, completed the sale of $4.0 million of trust preferred securities. The trust preferred securities have a maturity of 30 years and are redeemable beginning in June 2010 or upon the occurrence of certain other conditions. The Company used approximately $2.7 million of the proceeds from the sale of the trust preferred securities to repay holding company indebtedness and the remaining approximately $1.3 million was contributed as capital to the Bank. The trust preferred securities pay cumulative cash distributions accumulating from the date of issuance at an annual rate of LIBOR plus 1.90% of the liquidation amount of $1,000 per preferred security on March 31, June 30, September 30 and December 31 of each year. The trust preferred securities are recorded as junior subordinated debentures on the consolidated balance sheet. Subject to certain limitations, the securities can qualify as Tier 1 capital for regulatory capital purposes.

Item 8.	Financial Statements and Supplementary Data

The following financial statements are filed as Exhibit 99.1 to this report and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no occurrence requiring a response to this Item.

Item 9A(T).	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K and have concluded that the Company’s disclosure controls and procedures are effective. During the fourth quarter of 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to directors and executive officers of the Company contained in the Company’s definitive Proxy Statement to be delivered to shareholders in connection with the 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The information relating to executive compensation contained in the 2008 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to this item is contained in the 2008 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions contained in the 2008 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information relating to principal accountant fees and services contained in the 2008 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) the Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 33-91536 (“SB-2”); (ii) the Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 333-58545 (“1998 SB-2”); (iii) the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (“2000 10-KSB”); the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (“2003 10-KSB”); or the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (“2006 10-KSB”). The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit No.		Description of Exhibit
*3.1	-	Articles of Incorporation of the Company (SB-2)

*3.2	-	Bylaws of the Company (SB-2)

*10.1	-	Employment Agreement dated January 14, 1998 between the Company and Stephen H. Cheney (1998 SB-2)

*10.2	-	Employment Agreement dated January 14, 1998 between the Company and Charles H. Hodges, III (1998 SB-2)

*10.3	-	2000 Directors’ Compensation Plan (2000 10-KSB)

*10.4	-	2006 Stock Incentive Plan (2006 10-KSB)

*14.1	-	Code of Ethics (2003 10-KSB)

21.1	-	Subsidiaries of the Registrant

31.1	-	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	-	Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOMASVILLE BANCSHARES, INC.

Dated:	March 27, 2008	By:	/s/ Stephen H. Cheney
Stephen H. Cheney
President and Chief Executive Officer
(principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen H. Cheney	President, Chief Executive Officer and	March 27, 2008
Stephen H. Cheney	Director (principal executive officer, principal financial officer and principal accounting officer)

/s/ Charles H. Hodges, III	Executive Vice President and Director	March 27, 2008
Charles H. Hodges, III

Director
Charles A. Balfour

/s/ Joel W. Barrett	Director	March 27, 2008
Joel W. Barrett

/s/ David A. Cone	Director	March 27, 2008
David A. Cone

Director
Charles E. Hancock, M.D.

/s/ Harold L. Jackson	Director	March 27, 2008
Harold L. Jackson

Director
Randall L. Moore

/s/ Diane W. Parker	Director	March 27, 2008
Diane W. Parker

/s/ Cochran A. Scott, Jr.	Director	March 27, 2008
Cochran A. Scott, Jr.

Director
Richard L. Singletary, Jr.

EXHIBIT INDEX

Exhibit No		Description
21.1	-	Subsidiaries of the Registrant

31.1	-	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	-	Consolidated Financial Statements