Form 10-Q
period 2008-03-31
THOMASVILLE BANCSHARES INC
filed 2008-05-15
CIK 944468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 0-25929

THOMASVILLE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Common stock, $1.00 par value per share 2,964,948 shares issued and outstanding as of May 7, 2008.

THOMASVILLE BANCSHARES, INC.

EXHIBITS

31.1	Rule 13a–14(a) Certification of Principal Executive Officer and Principal Financial Officer

32	Section 1350 Certification

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	Unaudited 2008	Audited 2007
Assets

Cash and due from banks	$7,526,125	$7,378,479
Interest-bearing deposits in banks	63,207	62,667
Federal funds sold	3,930,455	356,826
Securities available for sale, at fair value	13,210,393	15,248,444
Restricted equity securities, at cost	1,883,150	1,363,150
Other equity securities, at cost	290,000	290,000

Loans	280,823,324	277,258,448
Less: allowance for loan losses	3,870,080	3,805,826

Loans, net	276,953,244	273,452,622

Premises and equipment, net	6,265,449	6,339,880
Goodwill	3,372,259	3,372,259
Foreclosed assets	224,000	—
Accrued interest receivable	3,420,539	3,569,586
Other assets	1,743,104	1,733,306

	$318,881,925	$313,167,219

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$31,680,435	$28,814,382
Interest-bearing	228,878,427	235,461,066

Total deposits	260,558,862	264,275,448

Federal funds purchased and securities sold under agreements to repurchase	886,784	3,989,326
Federal Home Loan Bank borrowings	20,550,000	9,716,667
Junior subordinated debentures	4,124,000	4,124,000
Accrued interest payable	744,513	808,404
Other liabilities	852,693	340,297

Total liabilities	287,716,852	283,254,142

Commitments and contingencies

Stockholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,964,243 and 2,962,867 issued and outstanding	2,964,243	2,962,867
Paid-in capital	8,798,194	8,705,047
Retained earnings	19,366,162	18,253,199
Accumulated other comprehensive income (loss)	36,474	(8,036)

Total stockholders’ equity	31,165,073	29,913,077

	$318,881,925	$313,167,219

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS

ENDED MARCH 31, 2008 AND 2007

	2008	2007
Interest income
Interest and fees on loans	$4,911,315	$4,877,809
Interest on taxable securities	145,731	128,504
Interest on federal funds sold	39,556	317,563
Interest on deposits in other banks	540	374

	5,097,142	5,324,250

Interest expense
Interest on deposits	2,022,711	2,510,243
Interest on other borrowings	246,670	157,563

	2,269,381	2,667,806

Net interest income	2,827,761	2,656,444
Provision for loan losses	75,000	70,000

Net interest income after provision for loan losses	2,752,761	2,586,444

Noninterest income
Service charges on deposit accounts	189,351	168,863
Other service charges, commissions and fees	59,126	55,501
Trust and investment services	691,553	627,917
Mortgage origination fees	49,734	67,011
Other	84,650	75,488

	1,074,414	994,780

Noninterest expense
Salaries and employee benefits	1,134,798	1,111,671
Equipment	145,470	141,097
Occupancy	86,129	87,203
Data processing	109,346	145,613
Advertising and marketing	113,797	104,441
Legal and accounting	76,989	51,159
Other operating	367,239	319,707

	2,033,768	1,960,891

Income before income taxes	1,793,407	1,620,333
Applicable income taxes	680,444	551,608

Net income	$1,112,963	$1,068,725

Basic earnings per share	$0.38	$0.36

Diluted earnings per share	$0.36	$0.35

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS

ENDED MARCH 31, 2008 AND 2007

	2008	2007
Net income	$1,112,963	$1,068,725

Other comprehensive income:
Net unrealized holding gains arising during period, net of tax of $22,929 and $15,513	44,510	30,113

Total other comprehensive income	44,510	30,113

Comprehensive income	$1,157,473	$1,098,838

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

AND FOR THE YEAR ENDED DECEMBER 31, 2007

			Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Par Value
Balance, December 31, 2006	2,957,698	$2,957,698	$8,298,041	$14,987,978	$(134,298)	$26,109,419
Net income	—	—	—	4,450,049	—	4,450,049
Cash dividends paid, $0.40 per share	—	—	—	(1,184,828)	—	(1,184,828)
Other comprehensive income	—	—	—	—	126,262	126,262
Issuance of common stock	4,969	4,969	116,890	—	—	121,859
Exercise of stock options	200	200	1,800	—	—	2,000
Stock-based compensation	—	—	151,446	—	—	151,446
Issuance of restricted stock	—	—	136,870	—	—	136,870

Balance, December 31, 2007	2,962,867	2,962,867	8,705,047	18,253,199	(8,036)	29,913,077
Net income	—	—	—	1,112,963	—	1,112,963
Other comprehensive income	—	—	—	—	44,510	44,510
Issuance of common stock	976	976	19,087	—	—	20,063
Exercise of stock options	400	400	3,600	—	—	4,000
Stock-based compensation	—	—	37,860	—	—	37,860
Issuance of restricted stock	—	—	32,600	—	—	32,600

Balance, March 31, 2008	2,964,243	$2,964,243	$8,798,194	$19,366,162	$36,474	$31,165,073

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS

ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	2008	2007
OPERATING ACTIVITIES
Net income	$1,112,963	$1,068,725
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	75,000	70,000
Depreciation	100,708	90,524
Stock based compensation	37,860	—
(Increase) decrease in interest receivable	149,047	(289,303)
Increase in interest payable	(63,892)	(10,422)
Decrease in taxes payable	667,217	281,518
Net other operating activities	(187,546)	(54,278)

Total adjustments	778,394	88,039

Net cash provided by operating activities	1,891,357	1,156,764

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(540)	(349)
Purchases of securities available for sale	(4,366,703)	(2,515,000)
Proceeds from calls and maturities of securities available for sale	6,472,192	2,980,107
Increase in federal funds sold	(3,573,629)	(9,527,532)
Increase in loans, net	(3,799,622)	(13,788,546)
Net change in restricted equity securities	(520,000)	70,900
Net purchases of premises and equipment	(26,277)	(352,835)

Net cash used in investing activities	(5,814,579)	(23,133,255)

FINANCING ACTIVITIES
Increase (decrease) in deposits	(3,716,586)	21,293,684
Repayment of other borrowings	(3,166,667)	(1,125,000)
Proceeds from other borrowings	14,000,000	2,000,000
Increase (decrease) in securities sold under agreements to repurchase	(3,102,542)	798,767
Issuance of common stock, net	20,063	13,730
Issuance of restricted stock	32,600	36,800
Proceeds from exercise of stock options	4,000	—

Net cash provided by financing activities	4,070,868	23,017,981

Net increase in cash and due from banks	147,646	1,041,490

Cash and due from banks at beginning of year	7,378,479	13,523,928

Cash and due from banks at end of year	$7,526,125	$14,565,418

Supplemental Disclosures
Cash paid for interest	$2,333,273	$2,678,228
Cash paid for income taxes	—	359,622

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Thomasville Bancshares, Inc. (the “Company”) and subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 2007.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
Net income	$1,112,963	$1,068,725

Weighted average common shares outstanding	2,963,550	2,957,756
Effect of dilutive stock options and restricted stock	110,425	100,878

Weighted average dilutive common shares outstanding	3,073,975	3,058,634

4.	STOCK-BASED COMPENSATION PLANS

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

Under the plans, the Board of Directors can grant stock options to employees of the Company to purchase up to 139,200 shares of its common stock. At March 31, 2008, there were no shares available for grant under the plans.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	STOCK-BASED COMPENSATION PLANS (Continued)

At March 31, 2008, there was approximately $537,297 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 3.9 years.

Restricted Stock

In March 1996, the Board of Directors of the Company approved a deferred compensation plan (the “Plan”) for the Company’s and Bank’s directors and officers which grants to each person restricted shares of the Company’s common stock for attending Board/Committee meetings and bonuses. Shares of restricted stock granted pursuant to the Plan shall not vest until the earlier to occur of: (a) the retirement of a director from the Company’s Board of Directors or (b) a change in control of the Company. On several occasions, shares of restricted stock have been awarded to executive officers of the Company and its subsidiary. These shares vest only upon the directors’ or officers’ retirement, resignation or upon a change in control. At March 31, 2008, 99,058 shares of restricted stock were outstanding.

5.	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted FASB No. 157, Fair Value Measurements. FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

FASB No. 157 emphasizes that fair value is market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Level 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (Continued)

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Available for sale investment securities	$—	$13,210,393	$—	$13,210,393

Total assets at fair value	$—	$13,210,393	$—	$13,210,393

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Analysis should be read in conjunction with the 2007 Annual Report on Form 10-K and the consolidated financial statements and related notes included in this filing. The Company’s accounting policies, which are described in detail in the Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the section entitle Forward-Looking Statements within this Analysis.

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

FINANCIAL CONDITION

Consolidated assets totaled $318,881,925 at March 31, 2008, up $5,714,706 or 1.82% from year-end 2007. Asset growth was concentrated in the loan portfolio and federal funds sold. Specifically, loans grew $3,564,876 or 1.29% and federal funds sold increased $3,573,629. Available for sale securities declined $2,038,051 or 13.37% during the first quarter 2008. Loans comprised approximately 93.25%, investment securities, 4.40%, and federal funds sold, 1.31%, of earning assets at March 31, 2008 versus 93.29%, 5.13%, and 0.12% respectively at December 31, 2007. Overall, earning assets was approximately 94.14% of total assets at March 31, 2008 compared to 94.90% at year end. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Available for sale Investment Securities

On a carrying value basis, investment securities decreased $2,038,051 or 13.37% since December 31, 2007. At March 31, 2008, the security portfolio was comprised of primarily U.S. Government sponsored agency securities. Overall, securities comprised 4.40% of earning assets at March 31, 2008, down 73 basis points from year-end 2007 levels. Management believes the credit quality of the investment portfolio remains sound.

The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category
March 31, 2008 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U. S. Government sponsored agencies	$13,155	$62	$(7)	$13,210

As shown, the market value of the securities portfolio reflected $55,000 in net unrealized gains at March 31, 2008; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company has a concentration in the obligations of U.S. Government sponsored agencies.

Loans

Loans grew 1.29% or $3,564,876 at March 31, 2008 compared to December 31, 2007. The loan to deposit ratio aggregated 107.8% at March 31, 2008 versus 104.9% at December 31, 2007, and 90.9% a year ago. Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will continue to grow in 2008. Managerial strategies to increase loan production include continuing competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. During the same period in 2007, net loans increased $13,793,697. Loans outstanding are presented by type in the table below.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Loans (Continued)

Loans by Category (In thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Commercial, financial and agricultural	$49,475	$51,406	$43,730
Real estate – construction	14,811	15,118	11,257
Real estate – farmland	28,705	28,915	21,240
Real estate – residential	100,265	98,750	100,290
Real estate – commercial	65,442	60,153	53,471
State and political subdivisions	11,590	12,645	16,062
Consumer	9,733	9,544	9,721
Other	802	728	483

Total Loans	280,823	277,259	256,254
Allowance for loan losses	(3,870)	(3,806)	(3,440)

Loans, net	$276,953	$273,453	$252,814

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. The Bank’s real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans. At March 31, 2008, real estate loans approximated $209,223,000 and commitments to extend credit on such loans approximated $18,599,000. These loans are made consistent with the Bank’s appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. In management’s opinion, these loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the Bank. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $34,205,000 at March 31, 2008; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit during 2008.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $2,221,000 at March 31, 2008, down $218,000 or 8.94% from December 31, 2007 and up $2,092,000 from March 31, 2007. As a percent of total assets, nonperforming assets totaled 0.70% at March 31, 2008 versus 0.78% at year-end 2007 and 0.04% a year ago. No material credits have been transferred or removed from nonaccrual status during 2008.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 1.94 times the nonperforming loans balance at March 31, 2008 versus 1.56 at year-end 2007 and 26.67 times a year ago. Management is unaware of any other material developments in nonperforming assets at March 31, 2008 that should be presented or otherwise discussed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Nonperforming Assets (Continued)

There was approximately $20,000 in loans past due 90 days or more and still accruing interest at March 31, 2008. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days and still accruing interest:

Nonperforming Assets (In thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Nonaccrual loans:
Commercial, financial and agricultural	$6	$—	$—
Real estate – construction	—	—	—
Real estate – farmland	—	—	—
Real estate – residential	28	327	14
Real estate – commercial	—	—	—
State and political subdivisions	—	—	—
Consumer	13	68	21
Other	—	—	—

Total nonaccrual loans	47	395	35
Restructured loans	1,950	2,044	94

Total nonperforming loans	1,997	2,439	129
Foreclosed real estate	224	—	—
Other repossessed assets	—	—	—

Total nonperforming assets	$2,221	$2,439	$129

Accruing loans past due 90 days or more	$20	$201	$62

Ratios:
Nonperforming loans to net loans	0.72%	0.89%	0.05%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.80%	0.89%	0.05%

Restructured loans at March 31, 2008 consists of one loan in the amount of $1,950,000 that was restructured during the third quarter of 2007 and is secured by real estate. This loan was restructured to accommodate a slight reduction in the value of the collateral, and the loan is currently performing. In the opinion of management, the loan is well-collateralized and the guarantor of the principal has adequate financial means to repay the loan should the guaranty be called upon.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The three-month provision for loan losses at March 31, 2008 totaled $75,000, and net charge-offs, $10,746. The comparable provision and net recoveries amounts at March 31, 2007 were $70,000 and $5,151. Net charge-offs represented 0.004% of average loans at March 31, 2008, while at March 31, 2007 net recoveries represented 0.002% of average loans. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Allowance for Loan Losses (Continued)

Allowance for Loan Losses Three Months Ended March 31, (In thousands)	2008	2007
Allowance for loan losses at beginning of year	$3,806	$3,365
Provision for loan losses	75	70

Charge-offs:
Commercial, financial, and agricultural	—	—
Real estate – construction	—	—
Real estate – farmland	—	—
Real estate – residential	30	—
Real estate – commercial	—	—
State and political subdivisions	—	—
Consumer	—	1
Other	4	1

Total charge-offs	34	2

Recoveries:
Commercial, financial, and agricultural	—	—
Real estate – construction	—	—
Real estate – farmland	—	—
Real estate – residential	—	—
Real estate – commercial	—	—
State and political subdivisions	—	—
Consumer	22	5
Other	1	2

Total recoveries	23	7

Net charge-offs (recoveries)	11	(5)

Allowance for loan losses at end of period	$3,870	$3,440

Net loans outstanding at end of period	$276,953	$256,254

Average net loans outstanding at end of period	$275,293	$245,450

Ratios:
Allowance to net loans	1.397%	1.340%
Net charge-offs (recoveries) to average loans	0.004%	(0.002)%
Provision to average loans	0.027%	0.029%
Recoveries to total charge-offs	69.697%	350.000%

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

Deposits

Deposits declined $3,716,586 or 1.41% since year-end 2007. Noninterest-bearing deposits grew $2,866,053 or 9.95%, while interest-bearing deposits decreased $6,582,639 or 2.80%. The decrease in interest-bearing deposits was reflected in all categories, interest-bearing demand, savings and time deposits. The interest-bearing demand decrease was the most significant due to a decrease in the balances held in NOW and money market accounts. There was no decline in time deposits related to the maturity of brokered deposits. There was no change in the volatile brokered deposits since year end. These deposits declined $50,000 from the same period one year ago. Overall, interest-bearing deposits comprised 87.84%, and noninterest-bearing deposits, 12.16%, of total deposits at March 31, 2008. The distribution of interest-bearing balances at March 31, 2008 and certain comparable quarter-end dates is shown in the table below:

	March 31, 2008		December 31, 2007		March 31, 2007
Deposits (Dollars in thousands)	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
Interest-bearing demand deposits[1]	$149,977	65.52%	$156,255	66.36%	$184,107	74.22%
Savings	6,927	3.03%	6,944	2.95%	7,405	2.99%
Time certificates	71,974	31.45%	72,262	30.69%	56,531	22.79%

Total interest-bearing deposits	$228,878	100.00%	$235,461	100.00%	$248,043	100.00%

[1]	NOW and money market accounts.

The Company had $14,025,000 in brokered deposits at March 31, 2008 and December 31, 2007.

Approximately 66.87% of time certificates at March 31, 2008 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at March 31, for the last two periods is shown in the Average Balances table included in the Operations section of this Analysis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

FHLB Advances

Advances outstanding with the FHLB totaled approximately $20,550,000 at March 31, 2008, up approximately $10,833,333 from year end. All advances accrue interest at an effective rate that ranges between 2.33% and 5.26% as of March 31, 2008. Interest is payable monthly on all outstanding advances. The year to date interest expense on the advances approximates $163,523 as of March 31, 2008. The advances are collateralized by the pledging of qualifying 1-4 family mortgages included in the loan portfolio as of March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the Company’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2008 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $8.0 million, representing 2.5% of total assets. Investment securities, which amounted to $15.4 million, or 4.8% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company’s management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

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

	Bank March 31, 2008	Minimum Required by Regulator
Total capital to risk weighted assets	13.7%	8.0%
Tier I capital to risk weighted assets	12.4%	4.0%
Tier I capital to average assets	10.0%	4.0%

Dividend Policy

The Company is a legal entity separate and distinct from its subsidiary, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiary. Banking regulations limit the amount of dividends the Bank may pay without prior approval of the regulatory agencies. Year-to-date, Thomasville National Bank has paid none of the $7,865,000 in cash dividends available to the Company in 2008 without such prior approval. The Company uses regular dividends paid by the Bank in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

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

RESULTS OF OPERATIONS

For the 3 months ended March 31, 2008 and 2007:

Net income for the 2008 first quarter totaled $1,112,963, up $44,238 or 4.14% from 2007. On a per share basis, quarterly basic earnings per share grew $0.02 to $0.38 at March 31, 2008 from $0.36 in 2007. Variations in operating results are further discussed within the next three subsections of this Analysis.

Net Interest Income

Net interest income of $2,827,761 was a $171,317 or 6.45% increase from the $2,656,444 for the comparable period in 2007. Interest earnings on loans and investment securities improved $33,506 or 0.69% and $17,227 or 13.41% from same period results in 2007 while earnings on federal funds sold decreased by $278,007. The targeted federal funds rate was changed four times by the Federal Reserve during the first quarter of 2008. The target rate was cut by a total of 225 basis points since December 31, 2007 to 2.00% from 4.25%.

Provision for Loan Losses

A provision of $75,000 was recorded in the first quarter 2008 compared to $70,000 during the year earlier period. Nonperforming loans decreased $442,000 during the quarter to $1,997,000 at March 31, 2008. The ratio of nonperforming loans to total loans decreased 17 basis points to 0.72% at March 31, 2008, compared with 0.89% at December 31, 2007. The allowance for loan losses as a percentage of total loans was approximately 1.40% at March 31, 2008 compared with 1.34% at December 31, 2007.

Noninterest Income and Expense

Noninterest income increased $79,634 or 8.01% during the first quarter 2008 compared to 2007. The nominal increase in noninterest income is mainly due to an increase in income from trust services and service charges on deposit accounts that was offset by decreases in mortgage origination fees. The income from trust services increased $63,636 from the first quarter 2008 compared to 2007, which is primarily attributable to the increase in the trust accounts being serviced by TNB Financial Services. The income from service charges on deposit accounts increased $20,488 from the first quarter 2008 compared to 2007, which is primarily attributable to the increase in noninterest-bearing deposit accounts. Mortgage origination fees decreased by $17,277 from the first quarter 2008 compared to 2007, which can be attributed to a decrease in the volume of mortgage lending.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

RESULTS OF OPERATIONS (Continued)

Noninterest Income and Expense (Continued)

Noninterest expense increased $72,877 or 3.72% during the first quarter 2008 compared to 2007. Salaries and benefits accounted for the majority of the change by increasing $23,127 or 2.08%. The increase is contributed to higher overall employee costs in 2008 compared to the 2007 costs. The other operating expenses also increased in the first quarter by $47,532 as compared to the first quarter 2007. The increase in the other operating expenses was driven by increases in postage and freight and FDIC assessments. The increase in personnel and other operating expenses was offset slightly by a decline in data processing expenses of approximately $36,267. This decrease was noted in the actual costs of data processing and in the related expenses such as outside programmers and ATMs. The remaining components of noninterest expense were fairly consistent with the expenses recorded during the first quarter 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

Average Balances[3]	2008			2007
Three Months Ended March 31, (Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans[1]	$279,119	$4,911	7.04%	$245,450	$4,878	7.95%
Taxable investment securities	14,273	146	4.09%	12,616	129	4.09%
Federal funds sold	5,526	39	2.90%	24,848	318	5.12%
Interest-bearing deposits in banks	63	1	—	6	—	—

Total interest-earning assets	298,981	5,097	6.82%	282,920	5,325	7.53%

Non-interest earning assets:
Cash	5,149			11,440
Allowance for loan losses	(3,826)			(3,396)
Other assets	17,379			16,427

Total noninterest-earning assets	18,702			24,471

Total assets	$317,683			$307,391

Liabilities and Stockholder’s Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits[2]	$162,228	$1,145	2.82%	$181,446	$1,823	4.02%
Time deposits	72,367	877	4.85%	57,181	687	4.81%
Other borrowings	17,497	177	4.05%	7,357	83	4.51%
Junior subordinated debentures	4,124	70	6.79%	4,124	75	7.27%

Total interest-bearing liabilities	256,216	2,269	3.54%	250,108	2,668	4.27%

Non-interest-bearing liabilities and stockholders’ equity
Demand deposits	28,986			28,607
Other liabilities	3,269			2,392
Stockholders’ equity	29,212			26,284

Total noninterest-bearing liabilities and stockholders’ equity	61,467			57,283

Total liabilities and stockholders’ equity	$317,683			$307,391

Interest rate spread			3.28%			3.26%

Net interest income		$2,828			2,657

Net interest margin			3.78%			3.76%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.

[2]	NOW and money market accounts.

[3]	Averages presented generally represent average daily balances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Recent Accounting Pronouncements

Recent accounting pronouncements affecting the Company are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 previously filed with the Securities and Exchange Commission.

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

ITEM 4.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (who is both the Company’s principal executive and principal financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2008 and, based on their evaluation, the Company’s Chief Executive Officer concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THOMASVILLE BANCSHARES, INC.

Date: May 15, 2008	By:	/s/ Stephen H. Cheney
Stephen H. Cheney President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)