Form 10-Q
period 2008-06-30
THOMASVILLE BANCSHARES INC
filed 2008-08-14
CIK 944468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Common stock, $1.00 par value per share 2,968,248 shares issued and outstanding as of August 7, 2008.

THOMASVILLE BANCSHARES, INC.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	Unaudited 2008	Audited 2007
Assets
Cash and due from banks	$4,987,332	$7,378,479
Interest-bearing deposits in banks	99,903	62,667
Federal funds sold	3,712,333	356,826
Securities available for sale, at fair value	11,554,140	15,248,444
Restricted equity securities, at cost	2,329,100	1,363,150
Other equity securities, at cost	290,000	290,000
Loans	283,910,200	277,258,448
Less: allowance for loan losses	3,922,857	3,805,826

Loans, net	279,987,343	273,452,622
Premises and equipment, net	6,215,160	6,339,880
Goodwill	3,372,259	3,372,259
Accrued interest receivable	2,809,869	3,569,586
Other assets	1,678,959	1,733,306

	$317,036,398	$313,167,219

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$28,775,209	$28,814,382
Interest-bearing	219,323,597	235,461,066

Total deposits	248,098,806	264,275,448
Federal funds purchased and securities sold under agreements to repurchase	993,541	3,989,326
Federal Home Loan Bank borrowings	30,383,333	9,716,667
Junior subordinated debentures	4,124,000	4,124,000
Accrued interest payable	656,610	808,404
Other liabilities	627,264	340,297

Total liabilities	284,883,554	283,254,142

Commitments and contingencies
Stockholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,967,448 and 2,962,867 issued and outstanding	2,967,448	2,962,867
Paid-in capital	8,919,770	8,705,047
Retained earnings	20,439,755	18,253,199
Accumulated other comprehensive loss	(174,129)	(8,036)

Total stockholders’ equity	32,152,844	29,913,077

	$317,036,398	$313,167,219

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

FOR THE THREE MONTHS

ENDED JUNE 30, 2008 AND 2007

	2008	2007
Interest income
Interest and fees on loans	$4,447,581	$5,154,830
Interest on taxable securities	118,992	153,638
Interest on federal funds sold	24,823	254,395
Interest on deposits in other banks	377	145

	4,591,773	5,563,008

Interest expense
Interest on deposits	1,602,827	2,641,607
Interest on other borrowings	221,075	175,053

	1,823,902	2,816,660

Net interest income	2,767,871	2,746,348
Provision for loan losses	75,000	60,000

Net interest income after provision for loan losses	2,692,871	2,686,348

Noninterest income
Service charges on deposit accounts	194,015	169,891
Other service charges, commissions and fees	65,142	55,583
Trust and investment services	689,319	651,525
Mortgage origination fees	18,602	77,595
Other	98,672	72,797

	1,065,750	1,027,391

Noninterest expense
Salaries and employee benefits	1,149,933	1,151,136
Equipment	149,627	147,604
Occupancy	95,900	88,713
Data processing	126,810	119,639
Advertising and marketing	76,742	88,722
Legal and accounting	113,771	76,148
Other operating	371,962	359,846

	2,084,745	2,031,808

Income before income taxes	1,673,876	1,681,931
Applicable income taxes	600,283	576,843

Net income	$1,073,593	$1,105,088

Basic earnings per share	$0.36	$0.37

Diluted earnings per share	$0.35	$0.36

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS

ENDED JUNE 30, 2008 AND 2007

	2008	2007
Interest income
Interest and fees on loans	$9,358,896	$10,032,639
Interest on taxable securities	264,723	282,142
Interest on federal funds sold	64,379	571,958
Interest on deposits in other banks	917	519

	9,688,915	10,887,258

Interest expense
Interest on deposits	3,625,538	5,151,850
Interest on other borrowings	467,745	332,616

	4,093,283	5,484,466

Net interest income	5,595,632	5,402,792
Provision for loan losses	150,000	130,000

Net interest income after provision for loan losses	5,445,632	5,272,792

Noninterest income
Service charges on deposit accounts	383,366	338,754
Other service charges, commissions and fees	124,268	111,084
Trust and investment services	1,380,872	1,279,442
Mortgage origination fees	68,336	144,606
Other	183,322	148,285

	2,140,164	2,022,171

Noninterest expense
Salaries and employee benefits	2,284,731	2,262,807
Equipment	295,097	288,701
Occupancy	182,029	175,916
Data processing	236,156	265,252
Advertising and marketing	190,539	193,163
Legal and accounting	190,760	127,307
Other operating	739,201	679,553

	4,118,513	3,992,699

Income before income taxes	3,467,283	3,302,264
Applicable income taxes	1,280,727	1,128,451

Net income	$2,186,556	$2,173,813

Basic earnings per share	$0.74	$0.73

Diluted earnings per share	$0.71	$0.71

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

FOR THE THREE MONTHS

ENDED JUNE 30, 2008 AND 2007

	2008	2007
Net income	$1,073,593	$1,105,088

Other comprehensive loss:
Net unrealized holding losses arising during period, net of tax benefits of $108,492 and $32,379	(210,603)	(62,854)

Total other comprehensive loss	(210,603)	(62,854)

Comprehensive income	$862,990	$1,042,234

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS

ENDED JUNE 30, 2008 AND 2007

	2008	2007
Net income	$2,186,556	$2,173,813

Other comprehensive loss:
Net unrealized holding losses arising during period, net of tax benefits of $85,563 and $16,867	(166,093)	(32,741)

Total other comprehensive loss	(166,093)	(32,741)

Comprehensive income	$2,020,463	$2,141,072

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

AND FOR THE YEAR ENDED DECEMBER 31, 2007

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance, December 31, 2006	2,957,698	$2,957,698	$8,298,041	$14,987,978	$(134,298)	$26,109,419
Net income	—	—	—	4,450,049	—	4,450,049
Cash dividends paid, $0.40 per share	—	—	—	(1,184,828)	—	(1,184,828)
Other comprehensive income	—	—	—	—	126,262	126,262
Issuance of common stock	4,969	4,969	116,890	—	—	121,859
Exercise of stock options	200	200	1,800	—	—	2,000
Stock-based compensation	—	—	151,446	—	—	151,446
Issuance of restricted stock	—	—	136,870	—	—	136,870

Balance, December 31, 2007	2,962,867	2,962,867	8,705,047	18,253,199	(8,036)	29,913,077
Net income	—	—	—	2,186,556	—	2,186,556
Other comprehensive loss	—	—	—	—	(166,093)	(166,093)
Issuance of common stock	3,715	3,715	71,608	—	—	75,323
Exercise of stock options	866	866	7,794	—	—	8,660
Stock-based compensation	—	—	75,721	—	—	75,721
Issuance of restricted stock	—	—	59,600	—	—	59,600

Balance, June 30, 2008	2,967,448	$2,967,448	$8,919,770	$20,439,755	$(174,129)	$32,152,844

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS

ENDED JUNE 30, 2008 AND 2007

	2008	2007
OPERATING ACTIVITIES
Net income	$2,186,556	$2,173,813
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	150,000	130,000
Depreciation	201,275	181,166
Stock based compensation	75,721	—
(Increase) decrease in interest receivable	759,717	(395,587)
Decrease in interest payable	(151,794)	(13,040)
Increase (decrease) in taxes payable	278,273	(254,867)
Net other operating activities	148,604	(172,187)

Total adjustments	1,461,796	(524,515)

Net cash provided by operating activities	3,648,352	1,649,298

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(37,236)	(28,338)
Purchases of securities available for sale	(6,371,463)	(7,013,202)
Proceeds from calls and maturities of securities available for sale	9,814,111	2,980,000
(Increase) decrease in federal funds sold	(3,355,507)	2,539,609
Increase in loans, net	(6,684,721)	(18,359,427)
Net change in restricted equity securities	(965,950)	(31,050)
Purchases of premises and equipment	(76,555)	(505,884)

Net cash used in investing activities	(7,677,321)	(20,418,292)

FINANCING ACTIVITIES
Increase (decrease) in deposits	(16,176,642)	16,576,616
Repayment of other borrowings	(3,333,334)	(1,291,667)
Proceeds from other borrowings	24,000,000	2,000,000
Increase (decrease) in securities sold under agreements to repurchase	(2,995,785)	771,546
Issuance of common stock, net	75,323	107,519
Issuance of restricted stock	59,600	70,800
Proceeds from exercise of stock options	8,660	—
Dividends paid	—	(1,184,828)

Net cash provided by financing activities	1,637,822	17,049,986

Net decrease in cash and due from banks	(2,391,147)	(1,719,008)
Cash and due from banks at beginning of year	7,378,479	13,523,928

Cash and due from banks at end of year	$4,987,332	$11,804,920

Supplemental Disclosures
Cash paid for interest	$4,245,077	$5,497,506
Cash paid for income taxes	976,000	1,356,863

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Thomasville Bancshares, Inc. (the “Company”) and subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and the six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 2007.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,073,593	$1,105,088	$2,186,556	$2,173,813
Weighted average common shares outstanding	2,966,043	2,960,241	2,964,797	2,959,005
Effect of dilutive stock options and restricted stock	111,364	95,618	110,824	94,848
Weighted average dilutive common shares outstanding	3,077,407	3,055,859	3,075,621	3,053,853

4.	STOCK-BASED COMPENSATION PLANS

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

Under the plans, the Board of Directors can grant stock options to employees of the Company to purchase up to 139,200 shares of its common stock. At June 30, 2008, there were no shares available for grant under the plans.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	STOCK-BASED COMPENSATION PLANS (Continued)

At June 30, 2008, there was approximately $499,436 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 3.6 years.

Restricted Stock

In March 1996, the Board of Directors of the Company approved a deferred compensation plan (the “Plan”) for the Company’s and Bank’s directors and officers which grants to each person restricted shares of the Company’s common stock for attending Board/Committee meetings and bonuses. Shares of restricted stock granted pursuant to the Plan shall not vest until the earlier to occur of: (a) the retirement of a director from the Company’s Board of Directors or (b) a change in control of the Company. On several occasions, shares of restricted stock have been awarded to executive officers of the Company and its subsidiary. These shares vest only upon the directors’ or officers’ retirement, resignation or upon a change in control. At June 30, 2008, 101,038 shares of restricted stock were outstanding.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Available for sale investment securities	$—	$11,554,140	$—	$11,554,140

Total assets at fair value	$—	$11,554,140	$—	$11,554,140

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Analysis should be read in conjunction with the 2007 Annual Report on Form 10-K and the consolidated financial statements & related notes included in of this quarterly filing. The Company’s accounting policies, which are described in detail in Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the section entitle Forward-Looking Statements within this Analysis.

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

FINANCIAL CONDITION

Consolidated assets totaled $317,036,398 at June 30, 2008, up $3,869,179 or 1.24% from year-end 2007. Asset growth was concentrated in the loan portfolio and federal funds sold. Specifically, loans grew $6,651,752 or 2.40% and federal funds sold increased $3,355,507. Available for sale securities declined $3,694,304 or 24.23% during the first half of 2008. Loans comprised approximately 94.04%, investment securities, 3.83%, and federal funds sold, 1.23%, of earning assets at June 30, 2008 versus 93.29%, 5.13%, and 0.12% respectively at December 31, 2007. Overall, earning assets was approximately 95.22% of total assets at June 30, 2008 compared to 94.90% at year end. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Available for sale Investment Securities

On a carrying value basis, investment securities decreased $3,694,304 or 24.23% since December 31, 2007. Approximately $9,100,000 of U.S. Government sponsored agency securities were called prior to their respective maturity dates during the first half of 2008. The Bank purchased approximately $6,350,000 of new U.S. Government sponsored agency securities during the first half of 2008 to maintain the investment portfolio at a level sufficient to meet its obligations to public depositors. The Bank did not sell any investment securities during the first half of 2008. At June 30, 2008, the securities portfolio was primarily comprised of U.S. Government sponsored agency securities. Overall, securities comprised 3.83% of earning assets at June 30, 2008, down 130 basis points from year-end 2007 levels. Management believes the credit quality of the investment portfolio remains sound.

The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category June 30, 2008 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U. S. Government sponsored agencies	$11,818	$7	$(271)	$11,554

As shown, the market value of the securities portfolio reflected $264,000 in net unrealized losses at June 30, 2008; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company has a concentration in the obligations of U.S. Government sponsored agencies.

Loans

Loans grew 2.40% or $6,651,752 at June 30, 2008 compared to December 31, 2007. The loan to deposit ratio aggregated 114.4% at June 30, 2008 versus 104.9% at December 31, 2007, and 94.1% a year ago. Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will continue to grow in 2008. Managerial strategies to increase loan production include continuing competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. During the same period in 2007, net loans increased $18,366,197. Loans outstanding are presented by type in the table on the next page.

Loans by Category (In thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Commercial, financial and agricultural	$48,524	$51,406	$45,982
Real estate – construction	13,048	15,118	12,648
Real estate – farmland	28,616	28,915	21,042
Real estate – residential	105,422	98,750	100,737
Real estate – commercial	66,353	60,153	53,870
State and political subdivisions	11,365	12,645	15,931
Consumer	9,877	9,544	9,252
Other	705	728	1,364

Total loans	283,910	277,259	260,826
Allowance for loan losses	(3,923)	(3,806)	(3,501)

Loans, net	$279,987	$273,453	$257,325

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. The Bank’s real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans. At June 30, 2008, real estate loans approximated $213,440,000 and commitments to extend credit on such loans approximated $16,989,000. These loans are made consistent with the Bank’s appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. In management’s opinion, these loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the Bank. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $38,367,000 at June 30, 2008; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit during 2008.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $2,443,000 at June 30, 2008, a minimal increase of $4,000 or 0.16% from December 31, 2007 and up $2,251,000 from June 30, 2007. As a percent of total assets, nonperforming assets totaled 0.77% at June 30, 2008 versus 0.78% at year-end 2007 and 0.06% a year ago. No material credits have been transferred or removed from nonaccrual status during 2008.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 1.63 times of the nonperforming loans balance at June 30, 2008 versus 1.56 at year-end 2007 and 2,134.9 times the year ago period. Management is unaware of any other material developments in nonperforming assets at June 30, 2008 that should be presented or otherwise discussed.

There was approximately $24,000 in loans past due 90 days or more and still accruing interest at June 30, 2008. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days and still accruing interest:

Nonperforming Assets (In thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Nonaccrual loans:
Commercial, financial and agricultural	$—	$—	$—
Real estate – construction	—	—	—
Real estate – farmland	—	—	—
Real estate – residential	438	327	28
Real estate – commercial	—	—	—
State and political subdivisions	—	—	—
Consumer	26	68	42
Other	—	—	—

Total nonaccrual loans	464	395	70
Restructured loans	1,950	2,044	94

Total nonperforming loans	2,414	2,439	164
Foreclosed real estate	—	—	28
Other repossessed assets	29	—	—

Total nonperforming assets	$2,443	$2,439	$192

Accruing loans past due 90 days or more	$24	$201	$—

Ratios:
Nonperforming loans to net loans	0.17%	0.14%	0.06%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.87%	0.89%	0.07%

Restructured loans at June 30, 2008 consists of one loan in the amount of $1,950,000 that was restructured during the third quarter of 2007 and is secured by real estate. This loan was restructured to accommodate a slight reduction in the value of the collateral, and the loan is currently performing. In the opinion of management, the loan is well-collateralized and the guarantor of the principal has adequate financial means to repay the loan should the guaranty be called upon.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The six-month provision for loan losses at June 30, 2008 totaled $150,000, and net charge-offs, $33,000. The comparable provision and net recoveries amounts at June 30, 2007 were $130,000 and $(6,000). Net charge-offs represented 0.012% of average loans at June 30, 2008, while at June 30, 2007 net recoveries represented 0.002% of average loans. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Six Months Ended June 30, (In thousands)	2008	2007
Allowance for loan losses at beginning of year	$3,806	$3,365
Provision for loan losses	150	130

Charge-offs:
Commercial, financial, and agricultural	7	—
Real estate – construction	—	—
Real estate – farmland	—	—
Real estate – residential	30	—
Real estate – commercial	—	—
State and political subdivisions	—	—
Consumer	10	1
Other	9	1

Total charge-offs	56	2

Recoveries:
Commercial, financial, and agricultural	—	—
Real estate – construction	—	—
Real estate – farmland	—	—
Real estate – residential	—	—
Real estate – commercial	—	—
State and political subdivisions	—	—
Consumer	22	6
Other	1	2

Total recoveries	23	8

Net charge-offs (recoveries)	33	(6)

Allowance for loan losses at end of period	$3,923	$3,501

Net loans outstanding at end of period	$279,987	$257,325

Average net loans outstanding at end of period	$275,950	$248,143

Ratios:
Allowance to net loans	1.401%	1.361%
Net charge-offs (recoveries) to average loans	0.012%	-0.002%
Provision to average loans	0.054%	0.052%
Recoveries to total charge-offs	41.071%	400.000%

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

Deposits

Deposits declined $16,176,642 or 6.12% since year-end 2007. Noninterest-bearing deposits decreased $39,173 or 0.14%, while interest-bearing deposits decreased $16,137,469 or 6.85%. The decrease in interest-bearing deposits was reflected in both the interest-bearing demand and time deposits. The interest-bearing demand decrease was the most significant due to a decrease in the balances held in NOW and money market accounts. The decrease was primarily attributed to investment activity for clients of TNB Financial Services. Approximately $10,100,000 of interest-bearing deposits related to TNB Financial Services managed accounts held at the Bank in interest-bearing accounts was reallocated during the first half of 2008 to other non-bank investment vehicles for such clients. There was no decline in time deposits related to the maturity of brokered deposits. There was no change in brokered deposits since year end. Overall, interest-bearing deposits comprised 88.40%, and noninterest-bearing deposits, 11.60%, of total deposits at June 30, 2008. The distribution of interest-bearing balances at June 30, 2008 and certain comparable quarter-end dates is shown in the table below:

	June 30, 2008		December 31, 2007		June 30, 2007
Deposits (Dollars in thousands)	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
Interest-bearing demand deposits[1]	$141,152	64.36%	$156,255	66.36%	$178,908	72.68%
Savings	7,138	3.25%	6,944	2.95%	7,516	3.05%
Time certificates	71,034	32.39%	72,262	30.69%	59,741	24.27%

Total interest-bearing deposits	$219,324	100.00%	$235,461	100.00%	$246,165	100.00%

[1]	NOW and money market accounts.

The Company had $14,025,000 in brokered deposits at June 30, 2008 and December 31, 2007, respectively.

Approximately 78.31% of time certificates at June 30, 2008 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at June 30, for the last two periods is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled approximately $30,383,333 at June 30, 2008, up approximately $20,666,666 from year end. Approximately $9,716,667 of this increase was to offset the decrease in other funding sources such as interest-bearing deposits. All advances accrue interest at an effective rate than ranges between 2.25% and 5.26% as of June 30, 2008. Interest is payable monthly on all outstanding advances. The year to date interest expense on the advances approximates $329,000 as of June 30, 2008. The advances are collateralized by the pledging of qualifying 1-4 family mortgages included in the loan portfolio as of June 30, 2008 and the bank’s Federal Home Loan Bank stock.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the Company’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2008 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $8.8 million, representing 2.78% of total assets. Available for sale securities, which amounted to $11.6 million, or 3.64% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company’s management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank’s primary regulator, the Office of the Comptroller of the Currency (“OCC”).

	Bank June 30, 2008	Minimum Required by Regulator
Total capital to risk weighted assets	14.2%	8.0%
Tier I capital to risk weighted assets	13.0%	4.0%
Tier I capital to average assets	10.4%	4.0%

Dividend Policy

The Company is a legal entity separate and distinct from its subsidiary, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiary. Banking regulations limit the amount of dividends the Bank may pay without prior approval of the regulatory agencies. Year-to-date, Thomasville National Bank has paid none of the approximately $9,021,000 in cash dividends available to the Company in 2008 without such prior approval. The Company uses regular dividends paid by the Bank in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

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

RESULTS OF OPERATIONS

For the 3 months ended June 30, 2008 and 2007:

Net income for the 2008 second quarter totaled $1,073,593, down $31,495 or 2.85% from 2007. On a per share basis, quarterly basic earnings per share declined $0.01 to $0.36 at June 30, 2008 from $0.37 in 2007. Variations in operating results are further discussed within the next three subsections of this Analysis.

Net Interest Income

Net interest income of $2,767,871 was a $21,523 or 0.78% increase from the $2,746,348 for the comparable period in 2007. Interest earnings on loans, investment securities and federal funds sold declined $707,249 or 13.72%; $34,646 or 22.55% and $229,572 or 90.24% from same period results in 2007. Interest paid on deposits declined $1,038,780 or 39.32% while interest paid on other borrowings increased $46,022 or 26.29% from same period results in 2007. The targeted federal funds rate was changed 4 individual times by the Federal Reserve during the first half of 2008. The target rate was cut by a total of 225 basis points since December 31, 2007 to 2.00% from 4.25%.

Provision for Loan Losses

A provision of $75,000 was recorded in the second quarter 2008 compared to $60,000 during the year earlier period. Nonperforming loans increased $417,000 during the quarter to $2,414,000 at June 30, 2008. The ratio of nonperforming loans to total loans increased 25 basis points to 0.85% at June 30, 2008, compared with 0.06% at June 30, 2007. The allowance for loan losses as a percentage of total loans was approximately 1.40% at June 30, 2008 and March 31, 2008.

Noninterest Income and Expense

Noninterest income increased $38,359 or 3.73% during the second quarter 2008 compared to 2007. The nominal increase in noninterest income is mainly due to an increase in income from trust services and service charges on deposit accounts that was offset by a decrease in mortgage origination fees. The income from trust services increased $37,794 from the second quarter 2008 compared to 2007, which is primarily attributable to the increase in the trust accounts being serviced by TNB Financial Services. The income from service charges on deposit accounts increased $24,124 from the second quarter 2008 compared to 2007, which is primarily attributable to the increase in noninterest-bearing deposit accounts as compared to June 30, 2007. Mortgage origination fees decreased by $58,993 from the second quarter 2008 compared to 2007, which can be attributed to a decrease in the volume of mortgage lending surrounding the decline in the real estate market.

Noninterest Income and Expense (Continued)

Noninterest expense increased $52,937 or 2.61% during the second quarter 2008 compared to 2007. Legal fees accounted for the majority of the change with an increase of $37,623 or 49.41%. The other operating expenses also increased in the second quarter by $12,116 as compared to the same period in 2007. The increase in the other operating expenses was driven by larger increases in postage and freight and FDIC assessment. The increase in legal fees and other operating expenses was offset slightly by a decline in advertising and marketing expenses of approximately $11,980. The remaining components of noninterest expense were fairly consistent with the expenses recorded during the second quarter 2007.

For the 6 months ended June 30, 2008 and 2007:

Net income at June 30, 2008 increased by $12,743 or 0.59% to $2,186,556 as compared with $2,173,813 for the year earlier period. On a per share basis, basic earnings per share grew $0.01 to $0.74 at June 30, 2008 from $0.73 in 2007. An increase in net interest income and noninterest income along with only a minimal increase in the noninterest expense all contributed to an increase in net earnings for the period. Variations in operating results are further discussed within the next three subsections of this Analysis.

Net Interest Income

Net interest income of $5,595,632 was a $192,840 or 3.57% increase from the $5,402,792 for the comparable six month period in 2007. Interest income on loans, investment securities and federal funds sold declined $673,743 or 6.72%; $17,419 or 6.17% and $507,579 or 88.74% from comparable period results in 2007. Interest paid on deposits declined $1,526,312 or 29.63% while interest paid on other borrowings increased $135,129 or 40.63% from same period results in 2007. Average earning assets increased approximately $11,177,000 or 3.89% to $298,179,000 compared with $287,002,000 for the 2007 period. Average interest-bearing liabilities increased $989,000 or 0.39% to $255,501,000 compared with $254,512,000 during the period ending June 30, 2007. The targeted federal funds rate was changed 4 individual times by the Federal Reserve during the first half of 2008. The target rate was cut by a total of 225 basis points since December 31, 2007 to 2.00% from 4.25%. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table on the next page.

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

Average Balances[3] Six Months Ended June 30, (Dollars in thousands)	2008			2007
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans	$279,808	$9,359	6.69%	$251,572	$10,033	7.98%
Taxable investment securities	13,066	265	4.06%	13,619	282	4.14%
Federal funds sold	5,226	64	2.45%	21,798	572	5.25%
Interest-bearing deposits in banks	79	1	2.53%	13	—	—

Total interest-earning assets	298,179	9,689	6.50%	287,002	10,887	7.59%

Non-interest earning assets:
Cash	13,063			11,095
Allowance for loan losses	(3,858)			(3,429)
Other assets	9,340			17,999

Total noninterest-earning assets	18,545			25,665

Total assets	$316,724			$312,667

Liabilities and Stockholder’s Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits[2]	$159,581	$1,939	2.43%	$184,750	$3,745	4.05%
Time deposits	71,825	1,687	4.70%	57,685	1,407	4.88%
Other borrowings	19,971	350	3.51%	7,953	182	4.58%
Junior subordinated debentures	4,124	118	5.72%	4,124	150	7.27%

Total interest-bearing liabilities	255,501	4,094	3.20%	254,512	5,484	4.31%

Non-interest-bearing liabilities and stockholders’ equity Demand deposits	28,304			29,097
Other liabilities	3,221			2,381
Stockholders’ equity	29,698			26,677

Total noninterest-bearing liabilities and stockholders’ equity	61,223			58,155

Total liabilities and stockholders’ equity	$316,724			$312,667

Interest rate spread			3.30%			3.28%

Net interest income		$5,595			$5,403

Net interest margin			3.75%			3.77%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.
[2]	NOW and money market accounts.
[3]	Averages presented generally represent average daily balances.

Provision for Loan Losses

A provision of $150,000 was recorded for the six month period ending June 30, 2008 compared to $130,000 during the year earlier period. Nonperforming loans decreased $25,000 to $2,414,000 at June 30, 2008 compared with $2,439,000 at December 31, 2007. The ratio of nonperforming loans to total loans decreased 4 basis points to 0.85% at June 30, 2008, compared with 0.89% at December 31, 2007. The allowance for loan losses as a percentage of total loans also increased 6 basis points to 1.40% at June 30, 2008 from 1.34% at December 31, 2007.

The intense competition for loans and deposits continues in 2008 and shows no sign of abating. The number of existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products.

Noninterest Income and Expense

Noninterest income increased $117,993 or 5.83% during the first six months of 2008 compared to the same period in 2007. A $101,430 or 7.93% increase in trust and investment service income and a $44,612 or 13.17% increase in service charges on deposit accounts were the key factors in the increased six-month results. An increase of $35,037 or 23.63% in other noninterest income and an increase of $13,184 or 11.87% in other service charges, commissions and fees also contributed to the higher noninterest income. A decline in mortgage origination fees of approximately $76,270 or 52.74% offset some of the increases noted in the other categories of noninterest income.

Overall, noninterest expense increased $125,814 or 3.15% in 2008 compared to 2007. Legal and accounting related costs accounted for over 50% of the rise in the noninterest expenses with an increase of $63,453 or 49.84%, primarily in legal fees, when compared to June 30, 2007. An increase in other operating expenses of $59,648 or 8.78% also contributed to the total increase in the noninterest expenses. Components of other operating expense that accounted for the majority of the increase include postage/freight expenses and FDIC assessments. Postage and freight expenses increased by $20,062 or 44.45% while the FDIC assessments increased by $73,420. The large increase in the FDIC assessment is mainly due to restructuring by the FDIC in 2007 that resulted in a one-time credit against the assessments due. When compared to the prior year, net occupancy and equipment expense increased by 2.69% or $12,509 during the first six months of 2008 compared to 2007. A decline of $29,096 in data processing expenses did offset some of the rising costs recognized in the six months ended June 30, 2008. Other components of noninterest expenses remained fairly consistent with the prior year.

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

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (who is both the Company’s principal executive and principal financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2008 and, based on their evaluation, the Company’s Chief Executive Officer concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders (the “Meeting”) was held on May 13, 2008. At the Meeting, the following individuals were elected as Class I directors to serve for a term of three years and until his successor is elected and qualified:

Directors	For	Withheld
Charles A. Balfour	2,002,624	300
Joel W. Barrett	1,892,224	110,700
Stephen H. Cheney	1,893,224	109,700
Richard L. Singletary, Jr.	2,002,624	300

Shareholders also approved the following proposals:

(a)	The appointment of independent auditors by the Audit Committee for fiscal year 2008.

For	Against	Abstain	Broker Non-Votes
2,000,524	-0-	2,400	-0-

The following persons did not stand for reelection at the 2008 Meeting as their term of office continued after the Meeting: Charles E. Hancock, Charles H. Hodges, III, Harold L. Jackson, Diane W. Parker, David A. Cone, Randall L. Moore and Cochran A. Scott, Jr.

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

THOMASVILLE BANCSHARES, INC.

Date: August 14, 2008	By:	/s/ Stephen H. Cheney
Stephen H. Cheney
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)