Form 10-Q
period 2008-09-30
THOMASVILLE BANCSHARES INC
filed 2008-11-14
CIK 944468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(Registrant’s Telephone Number)

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

Common stock, $1.00 par value per share 2,968,931 shares issued and outstanding as of November 3, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	Unaudited 2008	Audited 2007
Assets
Cash and due from banks	$4,619,347	$7,378,479
Interest-bearing deposits in banks	50,221	62,667
Federal funds sold	6,987,405	356,826
Securities available for sale, at fair value	10,512,404	15,248,444
Restricted equity securities, at cost	1,872,700	1,363,150
Other equity securities, at cost	290,000	290,000

Loans	289,526,529	277,258,448
Less: allowance for loan losses	3,987,289	3,805,826

Loans, net	285,539,240	273,452,622

Premises and equipment, net	6,223,739	6,339,880
Goodwill	3,372,259	3,372,259
Accrued interest receivable	2,383,602	3,569,586
Other assets	1,808,761	1,733,306

	$323,659,678	$313,167,219

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$24,250,520	$28,814,382
Interest-bearing	240,886,899	235,461,066

Total deposits	265,137,419	264,275,448

Federal funds purchased and securities sold under agreements to repurchase	676,197	3,989,326
Federal Home Loan Bank borrowings	20,216,666	9,716,667
Junior subordinated debentures	4,124,000	4,124,000
Accrued interest payable	609,109	808,404
Other liabilities	895,459	340,297

Total liabilities	291,658,850	283,254,142

Commitments and contingencies

Stockholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,968,931 and 2,962,867 issued and outstanding	2,968,931	2,962,867
Paid-in capital	9,011,219	8,705,047
Retained earnings	20,053,996	18,253,199
Accumulated other comprehensive loss	(33,318)	(8,036)

Total stockholders’ equity	32,000,828	29,913,077

	$323,659,678	$313,167,219

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Interest income
Interest and fees on loans	$4,429,393	5,340,906
Interest on taxable securities	105,809	188,047
Interest on federal funds sold	22,971	159,503
Interest on deposits in other banks	344	418

	4,558,517	5,688,874

Interest expense
Interest on deposits	1,489,573	2,770,315
Interest on other borrowings	277,313	179,136

	1,766,886	2,949,451

Net interest income	2,791,631	2,739,423
Provision for loan losses	75,000	60,000

Net interest income after provision for loan losses	2,716,631	2,679,423

Noninterest income
Service charges on deposit accounts	209,783	176,055
Other service charges, commissions and fees	60,550	58,458
Trust and investment services	655,183	628,634
Mortgage origination fees	12,457	48,644
Other	106,782	87,165

	1,044,755	998,956

Noninterest expense
Salaries and employee benefits	1,164,429	1,096,409
Equipment	148,086	140,123
Occupancy	89,401	86,015
Data processing	121,128	108,545
Advertising and marketing	62,240	84,432
Legal and accounting	63,449	90,840
Other operating	361,609	363,324

	2,010,342	1,969,688

Income before income taxes	1,751,044	1,708,691
Applicable income taxes	653,079	627,317

Net income	$1,097,965	1,081,374

Basic earnings per share	$0.37	0.37

Diluted earnings per share	$0.36	0.35

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Interest income
Interest and fees on loans	$13,788,289	$15,373,545
Interest on taxable securities	370,532	470,189
Interest on federal funds sold	87,350	731,461
Interest on deposits in other banks	1,261	937

	14,247,432	16,576,132

Interest expense
Interest on deposits	5,115,111	7,922,165
Interest on other borrowings	745,058	511,752

	5,860,169	8,433,917

Net interest income	8,387,263	8,142,215
Provision for loan losses	225,000	190,000

Net interest income after provision for loan losses	8,162,263	7,952,215

Noninterest income
Service charges on deposit accounts	593,149	514,809
Other service charges, commissions and fees	184,818	169,542
Trust and investment services	2,036,055	1,908,076
Mortgage origination fees	80,793	193,250
Other	290,104	235,450

	3,184,919	3,021,127

Noninterest expense
Salaries and employee benefits	3,449,160	3,359,216
Equipment	443,183	428,824
Occupancy	271,430	261,931
Data processing	357,284	373,797
Advertising and marketing	252,779	277,595
Legal and accounting	254,209	218,147
Other operating	1,100,810	1,042,877

	6,128,855	5,962,387

Income before income taxes	5,218,327	5,010,955
Applicable income taxes	1,933,806	1,755,768

Net income	$3,284,521	$3,255,187

Basic earnings per share	$1.11	$1.10

Diluted earnings per share	$1.07	$1.06

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Net income	$1,097,965	$1,081,374

Other comprehensive income:
Net unrealized holding gains arising during period, net of tax of $72,539 and $59,300	140,811	115,112

Total other comprehensive income	140,811	115,112

Comprehensive income	$1,238,776	$1,196,486

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Net income	$3,284,521	$3,255,187

Other comprehensive income (loss):
Net unrealized holding (losses) gains arising during period, net of (benefits) tax of $(13,024) and $42,434	(25,282)	82,371

Total other comprehensive gain (loss)	(25,282)	82,371

Comprehensive income	$3,259,239	$3,337,558

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

AND FOR THE YEAR ENDED DECEMBER 31, 2007

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance, December 31, 2006	2,957,698	$2,957,698	$8,298,041	$14,987,978	$(134,298)	$26,109,419
Net income	—	—	—	4,450,049	—	4,450,049
Cash dividends paid, $0.40 per share	—	—	—	(1,184,828)	—	(1,184,828)
Other comprehensive income	—	—	—	—	126,262	126,262
Issuance of common stock	4,969	4,969	116,890	—	—	121,859
Exercise of stock options	200	200	1,800	—	—	2,000
Stock-based compensation	—	—	151,446	—	—	151,446
Issuance of restricted stock	—	—	136,870	—	—	136,870

Balance, December 31, 2007	2,962,867	2,962,867	8,705,047	18,253,199	(8,036)	29,913,077
Net income	—	—	—	3,284,521	—	3,284,521
Cash dividends paid, $0.50 per share	—	—	—	(1,483,724)	—	(1,483,724)
Other comprehensive loss	—	—	—	—	(25,282)	(25,282)
Issuance of common stock	5,198	5,198	97,496	—	—	102,694
Exercise of stock options	866	866	7,794	—	—	8,660
Stock-based compensation	—	—	113,582	—	—	113,582
Issuance of restricted stock	—	—	87,300	—	—	87,300

Balance, September 30, 2008	2,968,931	$2,968,931	$9,011,219	$20,053,996	$(33,318)	$32,000,828

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
OPERATING ACTIVITIES
Net income	$3,284,521	$3,255,187
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	225,000	190,000
Depreciation	298,000	268,562
Stock based compensation	113,582	—
Decrease (increase) in interest receivable	1,185,984	(629,310)
(Decrease) increase in interest payable	(199,295)	406,195
Increase (decrease) in taxes payable	383,125	(100,466)
Net other operating activities	109,606	250,995

Total adjustments	2,116,002	385,976

Net cash provided by operating activities	5,400,523	3,641,163

INVESTING ACTIVITIES
Decrease (increase) in interest-bearing deposits in banks	12,446	(28,756)
Purchases of securities available for sale	(7,374,963)	(7,012,264)
Proceeds from calls and maturities of securities available for sale	12,072,697	3,480,000
Increase in federal funds sold	(6,630,579)	(22,804,629)
Increase in loans, net	(12,311,618)	(33,442,079)
Net change in restricted equity securities	(509,550)	(30,901)
Net purchases of premises and equipment	(181,859)	(631,135)

Net cash used in investing activities	(14,923,426)	(60,469,764)

FINANCING ACTIVITIES
Increase in deposits	861,971	48,274,948
Repayment of other borrowings	(3,500,001)	(1,458,334)
Proceeds from other borrowings	14,000,000	2,000,000
(Decrease) increase in securities sold under agreements to repurchase	(3,313,129)	781,973
Issuance of common stock, net	102,694	107,519
Issuance of restricted stock	87,300	104,500
Proceeds from exercise of stock options	8,660	—
Dividends paid	(1,483,724)	(1,184,828)

Net cash provided by financing activities	6,763,771	48,625,778

Net decrease in cash and due from banks	(2,759,132)	(8,202,823)

Cash and due from banks at beginning of year	7,378,479	13,523,928

Cash and due from banks at end of year	$4,619,347	$5,321,105

Supplemental Disclosures
Cash paid for interest	$6,059,464	$8,027,722
Cash paid for income taxes	1,511,000	1,550,000

See Notes to Consolidated Financial Statements.

THOMASVILLE BANCSHARES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Thomasville Bancshares, Inc. (the “Company”) and subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and the nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 2007.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$1,097,965	$1,081,374	$3,284,521	$3,255,187
Weighted average common shares outstanding	2,968,125	2,962,071	2,965,914	2,959,885
Effect of dilutive stock options and restricted stock	111,885	103,722	111,803	102,267
Weighted average dilutive common shares outstanding	3,080,010	3,065,793	3,077,717	3,062,152

4.	STOCK-BASED COMPENSATION PLANS

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

Under the plans, the Board of Directors can grant stock options to employees of the Company to purchase up to 139,200 shares of its common stock. At September 30, 2008, there were no shares available for grant under the plans.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	STOCK-BASED COMPENSATION PLANS (Continued)

At September 30, 2008, there was approximately $461,574 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock

In March 1996, the Board of Directors of the Company approved a deferred compensation plan (the “Plan”) for the Company’s and Bank’s directors and officers which grants to each person restricted shares of the Company’s common stock for attending Board/Committee meetings and bonuses. Shares of restricted stock granted pursuant to the Plan shall not vest until the earlier to occur of: (a) the retirement of a director from the Company’s Board of Directors or (b) a change in control of the Company. On several occasions, shares of restricted stock have been awarded to executive officers of the Company and its subsidiary. These shares vest only upon the directors’ or officers’ retirement, resignation or upon a change in control. At September 30, 2008, 102,082 shares of restricted stock were outstanding.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Available for sale investment securities	$—	$10,512,404	$—	$10,512,404

Total assets at fair value	$—	$10,512,404	$—	$10,512,404

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Analysis should be read in conjunction with the 2007 Annual Report on Form 10-K and the consolidated financial statements & related notes included in this quarterly filing. The Company’s accounting policies, which are described in detail in Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the section entitled Forward-Looking Statements within this Analysis.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted. Under the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating banks, thrifts and bank holding companies that will qualify as Tier I capital. Although both the Company and the Bank meet all applicable regulatory capital requirements and will remain well capitalized, the Company is evaluating whether to participate in the Capital Purchase Program.

On October 27, 2008 the Company filed a preliminary Proxy Statement and Schedule 13E-3 with the Securities and Exchange Commission (“SEC”) disclosing the Company’s plan to submit to shareholders for approval amendments to its Articles of Incorporation (“Articles”) enabling the Company to deregister its common stock with the SEC. Amendments to the Articles would convert certain common shareholders to a new class of preferred stock.

FINANCIAL CONDITION

Consolidated assets totaled $323,659,678 at September 30, 2008, up $10,492,459 or 3.35% from year-end 2007. Asset growth was concentrated in the loan portfolio and federal funds sold. Specifically, loans grew $12,268,081 or 4.42% and federal funds sold increased $6,630,579. Available for sale securities declined $4,736,040 or 31.06% from year end 2007. Loans comprised approximately 93.63%, investment securities, 3.40%, and federal funds sold, 2.26%, of earning assets at September 30, 2008 versus 93.29%, 5.13%, and 0.12% respectively at December 31, 2007. Overall, earning assets were approximately 95.54% of total assets at September 30, 2008 compared to 94.90% at year end. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Available for sale Investment Securities

On a carrying value basis, investment securities decreased $4,736,040 or 31.06% since December 31, 2007. At September 30, 2008, the security portfolio was comprised of primarily U.S. Government sponsored agency securities. Overall, securities comprised 3.40% of earning assets at September 30, 2008, down 173 basis points from year-end 2007 levels. Management believes the credit quality of the investment portfolio remains sound.

The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category

September 30, 2008

(In thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale:
U. S. Government sponsored agencies	$10,563	$22	$(73)	$10,512

As shown, the market value of the securities portfolio reflected $51,000 in net unrealized losses at September 30, 2008; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company has a concentration in the obligations of U.S. Government sponsored agencies.

Loans

Loans grew 4.42% or $12,268,081 at September 30, 2008 compared to December 31, 2007. The loan to deposit ratio aggregated 109.2% at September 30, 2008 versus 104.9% at December 31, 2007, and 89.3% a year ago. Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will continue to grow in 2008. Managerial strategies to increase loan production include continuing competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. During the same period in 2007, net loans increased $33,344,697. Loans outstanding are presented by type in the table on the next page.

Loans by Category

(In thousands)

	September 30, 2008	December 31, 2007	September 30, 2007

Commercial, financial and agricultural	$48,593	$51,406	$48,132
Real estate – construction	13,948	15,118	13,081
Real estate – farmland	29,551	28,915	28,548
Real estate – residential	108,409	98,750	100,568
Real estate – commercial	67,655	60,153	58,711
State and political subdivisions	11,137	12,645	16,877
Consumer	9,777	9,544	9,520
Other	456	728	368

Total Loans	289,526	277,259	275,805
Allowance for loan losses	(3,987)	(3,806)	(3,457)

Loans, net	$285,539	$273,453	$272,348

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. The Bank’s real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans. At September 30, 2008, real estate loans approximated $219,563,000 and commitments to extend credit on such loans approximated $15,533,000. These loans are made consistent with the Bank’s appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. In management’s opinion, these loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the Bank. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $33,641,617 at September 30, 2008; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit during 2008.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, foreclosed real estate and other assets. Total nonperforming assets were $3,566,000 at September 30, 2008, which consisted primarily of: $1,542,000 in nonaccrual loans secured by real estate; $33,000 in consumer loans; and $1,950,000 in restructured loans. Nonperforming assets increased by $1,127,000, or 46.21%, from December 31, 2007, and by $1,414,000, or 63.80%, from September 30, 2007. The primary reason for the $1,127,000 increase in nonperforming assets since December 31, 2007 relates to one large residential real estate loan being moved to nonaccrual status during the third quarter of 2008. This is a real estate mortgage loan on which the borrower has defaulted. In the opinion of management, the loan is adequately-collateralized, and the house securing the loan is currently for sale.

Restructured loans at September 30, 2008 consists of one loan in the amount of $1,950,000 that was restructured during the third quarter of 2007 and is secured by real estate. This loan was restructured to accommodate a slight reduction in the value of the collateral, and the loan is currently performing. In the opinion of management, the loan is well-collateralized and the guarantor of the principal has adequate financial means to repay the loan should the guaranty be called upon.

As a percent of total assets, nonperforming assets totaled 1.10% at September 30, 2008 versus 0.78% at year-end 2007 and 0.61% a year ago. Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 1.13 times the nonperforming loans balance at September 30, 2008 versus 1.56 times at year-end 2007 and 1.61 times a year ago. Management is unaware of any other material developments in nonperforming assets at September 30, 2008 that should be presented or otherwise discussed.

There were no loans past due 90 days or more and still accruing interest at September 30, 2008. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days and still accruing interest:

Nonperforming Assets

(In thousands)

	September 30, 2008	December 31, 2007	September 30, 2007
Nonaccrual loans:
Commercial, financial and agricultural	$—	$—	$—
Real estate – construction	—	—	—
Real estate – farmland	—	—	—
Real estate – residential	1,542	327	42
Real estate – commercial	—	—	—
State and political subdivisions	—	—	—
Consumer	33	68	66
Other	—	—	—

Total nonaccrual loans	1,575	395	108
Restructured loans	1,950	2,044	2,044

Total nonperforming loans	3,525	2,439	2,152
Foreclosed real estate	—	—	—
Other repossessed assets	41	—	—

Total nonperforming assets	$3,566	$2,439	$2,152

Accruing loans past due 90 days or more	$—	$201	$41

Ratios:
Nonperforming loans to net loans	0.55%	0.14%	0.79%

Nonperforming assets to net loans plus foreclosed/repossessed assets	1.25%	0.89%	0.79%

Policy Note. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower’s ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual when the collection of recorded interest or principal is not anticipated in the foreseeable future. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Nonaccrual loans that are impaired are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral net of selling costs. Any impairment in the principal balance is charged against the allowance for loan losses. Accrued interest on any loan placed on nonaccrual status is reversed. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual (or former nonaccrual) loans until all principal has been brought current and there is an expectation by the Company that the loan will perform as agreed going forward. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized.

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The nine-month provision for loan losses at September 30, 2008 totaled $225,000, and net charge-offs, $44,000. The comparable provision and net charge-off amounts at September 30, 2007 were $190,000 and $98,000. Net charge-offs represented 0.016% of average loans at September 30, 2008, while at September 30, 2007 net charge-offs represented 0.038% of average loans. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses

Nine Months Ended September 30,

(In thousands)

	2008	2007

Allowance for loan losses at beginning of year	$3,806	$3,365
Provision for loan losses	225	190

Charge-offs:
Commercial, financial, and agricultural	7	—
Real estate – construction	—	—
Real estate – farmland	—	—
Real estate – residential	30	—
Real estate – commercial	—	100
State and political subdivisions	—	—
Consumer	20	1
Other	13	6

Total charge-offs	70	107

Recoveries:
Commercial, financial, and agricultural	—	—
Real estate – construction	—	—
Real estate – farmland	—	—
Real estate – residential	—	—
Real estate – commercial	—	—
State and political subdivisions	—	—
Consumer	22	6
Other	4	3

Total recoveries	26	9

Net charge-offs (recoveries)	44	98

Allowance for loan losses at end of period	$3,987	$3,457

Net loans outstanding at end of period	$285,539	$272,348

Average net loans outstanding at end of period	$278,341	$254,564

Ratios:
Allowance to net loans	1.396%	1.269%
Net charge-offs (recoveries) to average loans	0.016%	0.038%
Provision to average loans	0.081%	0.075%
Recoveries to total charge-offs	37.14%	8.41%

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

Deposits

Deposits increased $861,971 or .33% since year-end 2007. Noninterest-bearing deposits decreased $4,563,862 or 15.84%, while interest-bearing deposits increased $5,425,833 or 2.30%, from December 31, 2007. The increase in interest-bearing deposits was reflected in both the interest-bearing demand and time deposits. There was a $2,000,000 decline in time deposits related to the maturity of brokered deposits. Overall, interest-bearing deposits comprised 90.85%, and noninterest-bearing deposits, 9.15%, of total deposits at September 30, 2008. The distribution of interest-bearing balances at September 30, 2008 and certain comparable quarter-end dates is shown in the table below:

Deposits

(Dollars in thousands)

	September 30, 2008		December 31, 2007		September 30, 2007
	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
Interest-bearing demand deposits[1]	$157,539	65.40%	$156,255	66.36%	$202,794	72.50%
Savings	7,025	2.92%	6,944	2.95%	6,935	2.48%
Time certificates	76,323	31.68%	72,262	30.69%	69,968	25.02%

Total interest-bearing deposits	$240,887	100.00%	$235,461	100.00%	$279,697	100.00%

[1]	NOW and money market accounts.

Deposits (Continued)

The Company had $12,025,000 in brokered deposits at September 30, 2008 representing a decrease of $2,000,000 or 14.26% from December 31, 2007.

Approximately 81.88% of time certificates at September 30, 2008 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at September 30, for the last two periods is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled approximately $20,216,666 at September 30, 2008, up approximately $10,499,999 from year end 2007. Some of this increase was to offset the decrease in other funding sources such as interest-bearing deposits over the last twelve months. All advances accrue interest at an effective rate than ranges between 2.33% and 5.26% as of September 30, 2008. Interest is payable monthly on all outstanding advances. The year to date interest expense on the advances approximates $545,615 as of September 30, 2008. The advances are collateralized by the pledging of qualifying 1-4 family mortgages included in the loan portfolio as of September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the Company’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2008 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $11.7 million, representing 3.60% of total assets. Available for sale securities, which amounted to $10.5 million, or 3.25% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Company’s management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank’s primary regulator, the Office of the Comptroller of the Currency (“OCC”).

	Bank September 30, 2008	Minimum Required by Regulator
Total capital to risk weighted assets	13.9%	8.0%
Tier I capital to risk weighted assets	12.7%	4.0%
Tier I capital to average assets	10.1%	4.0%

Dividend Policy

The Company is a legal entity separate and distinct from its subsidiary, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiary. Banking regulations limit the amount of dividends the Bank may pay without prior approval of the regulatory agencies. Year-to-date, Thomasville National Bank has paid $1,483,828 in cash dividends and has $8,689,000 remaining available to the Company at September 30, 2008 without such prior approval. The Company uses dividends paid by the Bank in order to pay dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

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

RESULTS OF OPERATIONS

For the 3 months ended September 30, 2008 and 2007:

Net income for the 2008 third quarter totaled $1,097,965, up $16,591 or 1.53% from the same period in 2007. On a per share basis, quarterly basic earnings per share totaled $0.37 at September 30, 2008 and September 30, 2007. Variations in operating results are further discussed within the next three subsections of this Analysis.

Net Interest Income

For the quarter ended September 30, 2008, net interest income of $2,791,631 was a $52,208, a 1.91% increase from the $2,739,423 for the comparable period in 2007. Interest earnings on loans, investment securities and federal funds sold declined $911,513 or 17.07%; $82,238 or 43.73%; and $136,532 or 85.60%, respectively, from same period results in 2007. The targeted federal funds rate was changed four individual times by the Federal Reserve during the first quarter of 2008. The target rate was cut by a total of 225 basis points since December 31, 2007 to 2.00% from 4.25%. The federal funds rate did not change during the third quarter of 2008.

Provision for Loan Losses

A provision of $75,000 was recorded in the third quarter 2008 compared to $60,000 during the year earlier period. Nonperforming loans increased $1,111,000 during the quarter to $3,525,000 at September 30, 2008. Refer to the subsection entitled Nonperforming Assets for additional discussion. The ratio of nonperforming loans to total loans increased 44 basis points to 1.22% at September 30, 2008, compared with 0.78% at September 30, 2007. The allowance for loan losses as a percentage of total loans was approximately 1.38% at September 30, 2008.

Noninterest Income and Expense

Noninterest income increased $45,799 or 4.58% during the third quarter 2008 compared to 2007. The increase in noninterest income is mainly due to an increase in income from trust services and service charges on deposit accounts that was offset by a decrease in mortgage origination fees. The income from trust services increased $26,549 from the third quarter 2008 compared to 2007, which is primarily attributable to the increase in the trust accounts being serviced by TNB Financial Services. The income from service charges on deposit accounts increased $33,728 from the third quarter 2008 compared to 2007, which is primarily attributable to a more stringent collection process initiated by the Company over service charges on deposit accounts. Mortgage origination fees decreased by $36,187 from the third quarter 2008 compared to 2007, which can be attributed to a decrease in the volume of mortgage lending surrounding the overall decline in the real estate market.

Noninterest expense increased $40,654 or 2.06% during the third quarter 2008 compared to 2007. Salaries and data processing accounted for the majority of the change with increases of $68,020 or 6.20%, and $12,583 or 11.59%, respectively, from the third quarter 2007. The increase in salaries and data processing expense was offset by the decline in legal and accounting, and advertising, of $27,391 or 30.15%, and $22,192 or 26.28%, respectively, from the third quarter 2007. The remaining components of noninterest expense were fairly consistent with the expenses recorded during the third quarter 2007.

For the 9 months ended September 30, 2008 and 2007:

Net income for the nine month period ended September 30, 2008 increased by $29,334 or 0.90% to $3,284,521, as compared with $3,255,187 for the comparable period in 2007. On a per share basis, basic earnings per share grew $0.01 to $1.11 for the nine months ended September 30, 2008 from $1.10 for the same period in 2007. An increase in net interest income and noninterest income along with only a minimal increase in the noninterest expense all contributed to an increase in net earnings for the period. Variations in operating results are further discussed within the next three subsections of this Analysis.

Net Interest Income

For the nine month period ended September 30, 2008, net interest income was $8,387,263, a $245,048 or 3.01% increase from the $8,142,215 for the comparable nine month period in 2007. Interest income on loans, investment securities and federal funds sold declined $1,585,256 or 10.31%; $99,657 or 21.20%; and $644,111 or 88.06%, respectively, from comparable period results in 2007. Average earning assets increased approximately $6,297,000 or 2.15% to $299,580,000 compared with $293,283,000 for the 2007 period. Average interest-bearing liabilities increased $1,103,000 or 0.43% to $259,186,000 compared with $258,083,000 during the nine month period ended September 30, 2007. The targeted federal funds rate was changed four individual times by the Federal Reserve during the first quarter of 2008. The target rate was cut by a total of 225 basis points since December 31, 2007 to 2.00% from 4.25%. There has been no change in the rate during the third quarter of 2008. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table on the next page.

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

Average Balances3

Nine Months Ended September 30,

(Dollars in thousands)

	2008			2007
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans	$282,228	$13,788	6.51%	$258,024	$15,374	7.94%
Taxable investment securities	12,213	371	4.05%	16,220	470	3.86%
Federal funds sold	5,060	87	2.29%	19,019	731	5.12%
Interest-bearing deposits in banks	79	1	1.69%	20	1	6.67%

Total interest-earning assets	299,580	14,247	6.34%	293,283	16,576	7.54%

Non-interest earning assets:
Cash	5,999			11,639
Allowance for loan losses	(3,887)			(3,460)
Other assets	16,262			15,277

Total noninterest-earning assets	18,374			23,456

Total assets	$317,954			$316,739

Liabilities and Stockholder’s Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits[2]	$160,501	$2,697	2.24%	$186,582	$5,730	4.09%
Time deposits	71,312	2,418	4.52%	59,180	2,193	4.94%
Other borrowings	23,249	578	3.31%	8,197	285	4.64%
Junior subordinated debentures	4,124	167	5.40%	4,124	227	7.34%

Total interest-bearing liabilities	259,186	5,860	3.01%	258,083	8,435	4.36%

Non-interest-bearing liabilities and stockholders’ equity
Demand deposits	26,532			29,302
Other liabilities	1,279			2,719
Stockholders’ equity	30,957			26,635

Total noninterest-bearing liabilities and stockholders’ equity	58,768			58,656

Total liabilities and stockholders’ equity	$317,954			$316,739

Interest rate spread			3.33%			3.18%

Net interest income		$8,387			$8,141

Net interest margin			3.73%			3.70%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.
[2]	NOW and money market accounts.
[3]	Averages presented generally represent average daily balances.

Provision for Loan Losses

A provision of $225,000 was recorded for the nine month period ended September 30, 2008 compared to $190,000 during the year earlier period. Nonperforming loans increased $1,086,000 to $3,525,000 at September 30, 2008 compared with $2,439,000 at December 31, 2007. Refer to the subsection entitled Nonperforming Assets for additional discussion. The ratio of nonperforming loans to total loans increased 33 basis points to 1.22% at September 30, 2008, compared with 0.89% at December 31, 2007. The allowance for loan losses as a percentage of total loans also increased by one basis point to 1.38% at September 30, 2008 from 1.37% at December 31, 2007.

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

Noninterest Income and Expense

Noninterest income increased $163,792 or 5.42% during the first nine months of 2008 compared to the same period in 2007. A $127,979 or 6.71% increase in trust and investment service income and a $78,340 or 15.22% increase in service charges on deposit accounts were the key factors in the increased nine-month results. The primary reason for the increase in trust and investment service income is increased activity within this area. The primary reason for the increase in service charges on deposit accounts relates to a more stringent collection process initiated over these accounts. An increase of $57,933 or 5.56% in other noninterest income and an increase of $15,276 or 9.01% in other service charges, commissions and fees also contributed to the higher noninterest income. A decline in mortgage origination fees of approximately $112,457 or 58.19% offset some of the increases noted in the other categories of noninterest income. The primary reason for the decline in mortgage origination fees relates to decreased activity resulting from the overall slowdown in the real estate market.

Overall, noninterest expense increased $166,468 or 2.79%, for the nine month period ended September 30, 2008 compared to the same period in 2007. Salaries expense accounted for over 50% of the rise in the noninterest expenses with an increase of $89,944 or 2.68% when compared to September 30, 2007. An increase in legal and accounting expenses of $36,062 or 16.53% and other operating expenses of $57,933 or 5.56% also contributed to the total increase in the noninterest expenses. Components of other operating expense that accounted for the majority of the increase include postage/freight expenses and FDIC assessments. Postage and freight expenses increased by $18,955 or 25.30% while the FDIC assessments increased by $103,476. The large increase in the FDIC assessment is mainly due to restructuring by the FDIC in 2007 that resulted in a one-time credit against the assessments due. When compared to the prior year, net occupancy and equipment expense increased by 3.45% or $23,858 during the first nine months of 2008 compared to 2007. A decline of $16,513 in data processing expenses and $24,816 in advertising and marketing expenses did offset some of the rising costs recognized in the nine months ended September 30, 2008. Other components of noninterest expenses remained fairly consistent with the prior year.

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

The foregoing list of factors is not exclusive. Many of the factors that will determine actual financial performance and values are beyond the Company’s ability to predict or control. In particular, these risks are exacerbated by the recent developments in national and international financial markets. During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels. There can be no assurance that these unprecedented recent developments will not materially and adversely affect the business, financial condition and results of operations of the Company. This Analysis should be read in conjunction with the consolidated financial statements and related notes.

ITEM 4.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (who is both the Company’s principal executive and principal financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2008 and, based on their evaluation, the Company’s Chief Executive Officer concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

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

THOMASVILLE BANCSHARES, INC.

Date: November 14, 2008	By:	/s/ Stephen H. Cheney
Stephen H. Cheney
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)